Form 10-Q
period 1996-03-31
EAGLE POINT SOFTWARE CORP
filed 1996-05-14
CIK 945066

 _____________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1996
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________to_______________

Commission file number:  0-26170

                        EAGLE POINT SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          42-1204819
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

                  4131 WESTMARK DRIVE, DUBUQUE, IA  52002-2627
                    (address of principal executive offices)

                                 (319) 556-8392
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  x      No
                                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of May 14, 1996:

4,941,730 shares
- ----------------



 _____________________________________________________________________________

                        EAGLE POINT SOFTWARE CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996
                                     INDEX


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                            PAGE
                                                            ----
Item 1. Financial Statements (Unaudited)

        Balance Sheets -
        March 31, 1996 and June 30, 1995                      3

        Statements of Income -
        for the three months ended March 31, 1996 and 1995
        and the nine months ended March 31, 1996 and 1995     5

        Statements of Cash Flows -
        for the nine months ended March 31, 1996 and 1995     6

        Notes to Financial Statements                         8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   9


                          PART II. OTHER INFORMATION
                          --------------------------

Item 5. Other Information                                    12

Item 6. Exhibits and Reports on Form 8-K                     12


        SIGNATURES                                           13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS
- -------------------------------------------------------------------

                                           MARCH 31,      JUNE 30,
                                         ------------   -----------
                                             1996          1995
ASSETS                                    (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents               $14,088,964   $15,742,926
  Accounts receivable (net of               3,809,448     2,465,222
   allowances of $131,601 and $192,878,
   respectively)
  Inventories                                 556,587       607,622
  Prepaid expenses                            333,791       319,729
  Income taxes recoverable                     93,178             0
  Other assets                                 29,547        30,381
                                          -----------   -----------
          Total current assets             18,911,515    19,165,880

PROPERTY & EQUIPMENT (net of
 accumulated depreciation of $1,976,578
 and $1,333,401, respectively)              4,747,611     3,655,730
SOFTWARE DEVELOPMENT COSTS (net of
 accumulated amortization of
 $182,656 and $363,818, respectively)         198,770       282,921
GOODWILL (net of accumulated
 amortization of $39,812 and $5,170,
 respectively)                                215,963        64,430
DEFERRED INCOME TAXES                         410,509       410,509
                                          -----------   -----------

TOTAL ASSETS                              $24,484,368   $23,579,470
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt       $   219,336   $   146,295
  Accounts payable                            357,278       645,496
  Accrued expenses                            931,394     1,103,948
  Income taxes payable                              0       635,211
  Deferred revenues                         1,697,552     1,291,889
  Deferred income taxes                        60,979        60,979
                                          -----------   -----------
          Total current liabilities         3,266,539     3,883,818

LONG-TERM DEBT                                581,989       600,326
CEBA FORGIVABLE LOAN                          110,000       110,000
                                          -----------   -----------
          Total liabilities                 3,958,528     4,594,144
                                          -----------   -----------

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS (CONTINUED)
- -------------------------------------------------------------------------------

                                                       MARCH 31,      JUNE 30,
                                                      -----------   -----------
                                                         1996           1995
STOCKHOLDERS' EQUITY:                                 (Unaudited)     (Audited)
Preferred stock, $.01 par value; 1,000,000
 shares authorized; none issued
Common stock, $.01 par value; 20,000,000
 shares authorized; 4,941,730 and 4,912,000
 shares issued and outstanding at March 31,
 1996 and June 30, 1995, respectively                      49,417        49,120
Additional paid-in capital                             17,535,942    17,477,138
Retained earnings                                       2,940,481     1,459,068
                                                      -----------   -----------
          Total stockholders' equity                   20,525,840    18,985,326
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $24,484,368   $23,579,470
                                                      ===========   ===========

                      SEE NOTES TO FINANCIAL STATEMENTS.


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF INCOME
- -----------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          MARCH 31,                      MARCH 31,
                                                 --------------------------   -----------------------------
                                                    1996           1995            1996            1995
                                                 (Unaudited)    (Unaudited)     (Unaudited)      (Audited)
Net revenues:
  Product sales                                   $3,281,828     $3,720,708     $10,931,164     $ 9,512,092
  Training and support                             1,223,516        661,548       3,411,788       1,630,230
                                                  ----------     ----------     -----------     -----------
          Total net revenues                       4,505,344      4,382,256      14,342,952      11,142,322
                                                  ----------     ----------     -----------     -----------

Cost of revenues:
  Product sales                                    1,012,196      1,339,232       3,198,747       3,103,308
  Training and support                               152,311        138,697         495,075         297,549
                                                  ----------     ----------     -----------     -----------
          Total cost of revenues                   1,164,507      1,477,929       3,693,822       3,400,857
                                                  ----------     ----------     -----------     -----------

Gross profit                                       3,340,837      2,904,327      10,649,130       7,741,465
                                                  ----------     ----------     -----------     -----------

Operating expenses:
  Selling and marketing                            1,659,853      1,081,921       4,819,301       2,944,809
  Research and development                           949,778        598,036       2,623,951       1,412,966
  General and administrative                         397,755        391,323       1,178,216       1,111,815
  Acquisition related charges                          2,733      1,038,764          43,075       1,038,764
                                                  ----------     ----------     -----------     -----------
          Total operating expenses                 3,010,119      3,110,044       8,664,543       6,508,354
                                                  ----------     ----------     -----------     -----------

Operating income                                     330,718       (205,717)      1,984,587       1,233,111

Other income (expense):
  Interest income (expense)                          164,210        (44,436)        549,714        (147,601)
  Other income, net                                    5,932          3,513          22,709          27,024
                                                  ----------     ----------     -----------     -----------

Income before income taxes                           500,860       (246,640)      2,557,010       1,112,534
Income tax expense                                   195,383       (111,281)        883,700         324,655
                                                  ----------     ----------     -----------     -----------

Net income                                        $  305,477     $ (135,359)    $ 1,673,310     $   787,879
                                                  ==========     ==========     ===========     ===========


Weighted average common and common
 equivalent shares outstanding                     4,970,906      3,412,000       4,971,288       3,935,629
                                                  ==========     ==========     ===========     ===========

Net income per common and common
 equivalent share                                      $0.06         $(0.04)          $0.34           $0.20
                                                  ==========     ==========     ===========     ===========

                                   SEE NOTES TO FINANCIAL STATEMENTS


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1996          1995
                                                     (Unaudited)    (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 1,673,311   $   787,879
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                        528,846       334,187
    Amortization of software development costs           248,293       250,900
    Acquisition related charges                                0     1,038,764
    Changes in assets and liabilities:
     Accounts receivable                              (1,335,638)     (749,792)
     Inventories                                          51,035      (391,485)
     Prepaid expenses                                    (13,211)     (152,532)
     Accounts payable                                   (299,476)      256,451
     Income taxes payable                               (798,676)      (20,894)
     Deferred revenues                                   350,898       479,163
     Accrued expenses                                   (206,915)      321,774
     Other                                                71,386        (2,828)
                                                     ------------  ------------
       Net cash provided by (used in)
        operating activities                             269,853     2,151,587
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net             (1,616,797)     (561,171)
 Capitalized software development cost                  (129,500)      (92,705)
 Payments to acquire companies, net of
   cash acquired                                               0      (728,473)
                                                     ------------  ------------
       Net cash used in investing
        activities                                    (1,746,297)   (1,382,349)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in long-term debt                           (177,518)      229,019
 Purchase and retirement of common stock                       0      (991,264)
                                                     ------------  ------------
       Net cash used in financing
        activities                                      (177,518)     (762,245)
                                                     ------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,653,962)        6,993

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 15,742,926       622,405
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $14,088,964   $   629,398
                                                     ============  ============


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)
- --------------------------------------------------------------------------------

                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         1996           1995
                                                      (Unaudited)    (Audited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
 Interest                                              $ (549,714)   $  142,700
                                                       ==========    ==========

 Income taxes                                          $1,712,415    $  345,947
                                                       ==========    ==========


Non-cash investing and financing activities:
 Debt & non-current liabilities
  business acquisitions                                $        0    $   97,887
 Debt issued in business acquisitions                     186,175       173,580
 Common stock issued in business combination             (132,797)      296,000
Payments to acquire companies, net of cash acquired:
 Fair value of assets acquired                         $        0    $1,363,635
 Liabilities assumed                                            0      (165,582)
 Long-term debt issued                                          0      (173,580)
 Common stock issued                                            0      (296,000)
                                                       ----------    ----------
                                                       $        0    $  728,473
                                                       ==========    ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1. Interim Financial Statements

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1996 and June 30, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1996 and 1995.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. Business Combination

In November,1995 the Company merged with ECOM Associates, Inc., a Wisconsin corporation ("ECOM"), exchanging all the capital stock of ECOM for 29,730 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. The pooling did not have a material effect on the financial statements previously presented and therefore such statements have not been restated. ECOM, located in Milwaukee, Wisconsin, is a software developer for the structural engineering marketplace

3. Statement of Financial Accounting Standards

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS123"). FAS123 encourages companies to adopt a fair value method of accounting for employee stock-based compensation and requires fair value accounting for equity instrument issued to non-employees. FAS123, which is effective for fiscal years beginning after December 15, 1995, also requires certain disclosures regarding the fair value of stock-based arrangements. Management has decided not to adopt the fair value method of accounting for employee stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net revenues increased by $3.2 million, or 28.7%, to $14.3 million for the nine months ended March 31, 1996 (the "1996 Period"), from $11.1 million for the nine months ended March 31, 1995 (the "1995 Period"). The company experienced growth in both product sales and training and support revenues. The increase in product sales was attributable primarily to increased sales and marketing efforts and to an expansion of the number of modules included in the product line. At March 31, 1996, the Company's product line included 89 modules, compared to 62 modules at March 31, 1995. Approximately 2% of the Company's net revenues in the 1996 Period were attributable to sales of modules added to the Company's product line in connection with the ECOM merger, which was consummated in November 1995. Training and support revenues during the 1996 Period were favorably affected by the Company's larger installed base of customers and an increased emphasis by the Company on customer training.

   Though net revenues were at increased levels, they were adversely impacted, in part, by a soft market for AutoCAD and AutoCAD related products due to delays by AutoDesk in the release of its AutoCAD Release 13 C4 product and lower than anticipated levels of purchases of the new version immediately following it's release. The C4 version of the software was released in late January 1996, and is too early to predict the level of the market's acceptance of this version of the software. However, because a substantial portion of the Company's revenues are attributable to the sale of software for use with AutoCAD or to the resale of AutoCAD, the failure of the market to accept such new version could continue to adversely affect the Company's results of operations. Additionally revenues were adversely impacted in the 1996 Period by customers who delayed purchases of the Company's products as they invested in upgrading their hardware and software from DOS to Windows95 and Windows NT. To a lesser extent, revenues were also adversely impacted by some governmental agencies delaying purchases of the Company's products due to the uncertainty regarding the federal budget. There can be no assurances that any or all of these factors will not continue to adversely effect the Company's net revenues or results of operations.

   Gross profit increased $2.9 million, or 37.6%, to $10.6 million for the 1996 Period from $7.7 million for the 1995 Period as a result of the increase in net revenues. Gross profit as a percentage of net revenues increased to 74.2% in the 1996 Period from 69.5% in the 1995 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 70.7% in the 1996 Period from 67.4% in the 1995 Period primarily due to an increased percentage of sales of Eagle Point's software products and a reduced percentage of resales of AutoCAD in the sales mix. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 85.5% in the 1996 Period from 81.8% in the 1995 Period.

   Selling and marketing expense increased $1.9 million, or 63.7%, to $4.8 million in the 1996 Period from $2.9 million in the 1995 Period. As a percentage of net revenues, selling and marketing expenses increased to 33.6% in the 1996 Period from 26.4% in the 1995 Period. The increase was primarily attributable to expanded direct marketing, advertising and other promotional activities and higher personnel costs associated with the growth in sales volume.

Management's Discussion and Analysis of Financial Condition and Results of
Operations     (Continued)

     Research and development expense increased $1.2 million, or 85.7%, to $2.6 million in the 1996 Period from $1.4 million in the 1995 Period. As a percentage of net revenues, research and development expenses increased to 18.3% in the 1996 Period from 12.7% in the 1995 Period. The increase is primarily attributable to higher personnel costs associated with an expanded research and development staff.

     General and administrative expense increased $66,000, or 6.0%, to $1.2 million in the 1996 Period from $1.1 million in the 1995 Period. As a percentage of net revenues, general and administrative expense decreased to 8.2% in the 1996 Period from 10.0% in the 1995 Period. This is due to economies of scale gained with certain fixed overhead expenses and higher than normal legal fees in the 1995 Period relating to the redemption of common stock.

     Operating income increased $752,000, or 60.9%, to $2.0 million in the 1996 Period from $1.2 million in the 1995 Period and, as a percentage of net revenues, increased to 13.8% in the 1996 Period from 11.1% in the 1995 Period as a result of the factors described above. Additionally, in the 1996 Period the Company experienced merger related charges of $40,000 relating to the ECOM merger which took place in November 1995 and in the 1995 Period the Company experienced acquisition related charges of $1.0 million relating to the acquisitions of LANDCADD, Inc. and Facility Mapping Systems, Inc. which took place in January 1995 and March 1995, respectively. Excluding merger/acquisition related charges, operating income decreased $244,000 to $2.0 million in the 1996 period from $2.3 million in the 1995 Period and as a percentage of revenues decreased to 14.1% in the 1996 Period from 20.4% in the 1995 Period. This decrease is primarily due to the revenues being adversely impacted by the factors described above.

     Net other income increased $693,000, to $572,000 in the 1996 Period from a net other expense level of $121,000 in the 1995 Period. The 1996 Period income position is largely due to interest income earned from investments principally resulting from the Company's initial public offering of common stock in June 1995. The interest expense position for the 1995 Period is primarily due to debt relating to the Company's headquarters and principal operating facility located in Dubuque, Iowa (the "Dubuque Facility".)

     The Company's effective tax rate on income from continuing operations was 34.6% for the 1996 Period compared to 29.2% in the 1995 Period. The Company's effective income tax rates for both periods were below statutory rates, primarily due to research and development tax credits. However, the increase for the 1996 Period was due to the expiration of the research and development tax credits for a portion of the 1996 Period. The research and development tax credit was expected to be renewed, but due to the current federal budget uncertainty, there can be no assurances that the research and development credit will be renewed. Without these credits the Company would experience an effective income tax rate closer to the statutory rate. Exclusive of the acquisition related charges, the effective income tax rate would have been 34.6% for the 1996 Period and 32.1% for the 1995 Period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

   The Company has begun the expansion of its Dubuque Facility, the cost of which is estimated to be between $3 million and $4 million, and to date has expended less than $500,000 on this project. The expansion is expected to be completed by August 1996.

   The Company's financial position remains strong, with working capital of $15.6 million and long term debt of $692,000. Cash and short-term investments aggregated approximately $14.1 million at March 31, 1996. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1997.

                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11   Statement Regarding Computation of Net Earnings Per Share


     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                           EAGLE POINT SOFTWARE CORPORATION
                           --------------------------------
                                       (Registrant)



Date:  May 14, 1996        BY:   /s/  Rodney L. Blum
- -------------------        -----------------------------------
                                  Rodney L. Blum
                                         Chariman, President and Chief
                                         Executive Officer



Date:  May 14, 1996        BY:   /s/  Dennis J. George
- -------------------        -----------------------------------
                                  Dennis J. George
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.              Description                              Page No.
- -----------              -----------                              --------

  11    ---  Statement re:  computation of net earnings per share