Form 10-Q/A
period 1996-03-31
EAGLE POINT SOFTWARE CORP
filed 1996-09-19
CIK 945066

- --------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


Amendment 1    Financial Data Schedule Article 5 of Regulation S-X was
               inadvertently omitted at original filing.

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

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


                                (319) 556-8392
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of May 14, 1996:
4,941,730 shares

- --------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                 EAGLE POINT SOFTWARE CORPORATION
                                 ----------------------------------------------
                                                  (Registrant)


Date: May 14, 1996               BY: /s/ Rodney L. Blum
- ------------------               ----------------------------------------------
                                     Rodney L. Blum
                                         Chairman, President and Chief
                                         Executive Officer


Date: May 14, 1996               BY: /s/ Dennis J. George
- ------------------               ----------------------------------------------
                                     Dennis J. George
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)