Form 10-K
period 1996-06-30
EAGLE POINT SOFTWARE CORP
filed 1996-09-27
CIK 945066

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-26170

                       EAGLE POINT SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)


                  DELAWARE                                 43-1204819
(State or other jurisdiction of incorporation   (I.R.S. employer identification
               or organization)                               number)


         4131 WESTMARK DRIVE, DUBUQUE, IOWA 52002-2627, (319) 556-8392
         (Address of principal executive offices, including zip code)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X                       NO
   ------                      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 1996 was $11,810,280. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 19, 1996:
4,941,730.

Documents Incorporated by Reference:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on December 5, 1996 (the "Proxy Statement").

________________________________________________________________________________

                                    PART I

ITEM 1.   BUSINESS

          Eagle Point Software Corporation (the "Company" or "Eagle Point") is a leading developer and marketer of application software for use by professionals in the architecture, engineering, construction and geographic information systems ("AEC/GIS") industries. The Company's product line includes 90 modules that can be used by civil engineers, surveyors, architects, building service engineers, structural engineers, landscape architects, hydrologists and mapping professionals to automate various design, analysis, drafting, mapping and engineering functions. Most of the Company's products are designed for use in conjunction with either AutoCAD or MicroStation, general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk") and Bentley Systems, Inc. ("Bentley Systems"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD and MicroStation, however, the Company is actively trying to reduce its reliance on AutoCAD. There can be no assurance that the Company will be successful in achieving such reduction of its reliance on AutoCAD. See "Risk Factors -- Dependence on AutoDesk and Bentley Systems." The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC/GIS professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems.

          The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May, 1995. In June, 1995 the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January, 1995 the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANCADD"), a Colorado-based developer of software applications for landscape architecture, irrigation design and environmental planning (the "LANCADD Acquisition"). In March, 1995 the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided GIS software applications for managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysts (the "FMS Acquisition"). In November, 1995 the Company merged with ECOM Associates, Inc.("ECOM"), a Wisconsin-based developer of software applications for the structural engineers (the "ECOM Merger"). Unless otherwise indicated, all references herein to the "Company" refer to Eagle Point Software Corporation and its predecessors.

THE AEC/GIS SOFTWARE MARKET

          The Company's software products are principally designed for use by professionals in the AEC/GIS industries. These professionals use AEC/GIS-related software in a variety of applications, including: automated mapping; facilities management; plant and power management; civil engineering/surveying and architecture; hydrology/hydraulics; landscape; structural engineering; and construction.

          Historically, design and drafting tasks were accomplished manually.
In order to reduce the costs and time necessary to complete projects, however, such tasks have become increasingly automated. This automation was initially provided by several large companies that marketed expensive integrated proprietary hardware and software solutions directly to large users. In recent years, however, the widespread availability of increasingly powerful and inexpensive desktop personal computers and workstations, together with the continued development of open-architecture general purpose CAD software, has resulted in rapid acceptance of desktop based systems. The demand for these products has come both from large users, who have generally found such systems to be more cost effective than proprietary systems, as well as from many smaller and mid-sized firms and governmental agencies that previously had been unable to justify the cost of a proprietary system. This trend among users to seek lower cost alternatives to proprietary systems has particularly benefited suppliers of open-architecture CAD-based graphic engines, such as AutoCAD and MicroStation.

          The market for desktop AEC/GIS application software is highly fragmented, with over 100 companies estimated to be offering some form of AEC/GIS software application product. These companies range from a few large firms offering a wide selection of products and having substantial financial and marketing resources, to numerous small entities offering only a few specialized products and having limited financial and marketing capabilities.

MARKET FOR THE COMPANY'S PRODUCTS; CUSTOMERS

          The Company has traditionally targeted the segment of the AEC/GIS market consisting of medium-sized consulting, engineering and architectural firms of 20 to 50 employees, as well as governmental agencies in cities and counties with fewer than 100,000 people. The typical selling cycle to this segment of the market is approximately 90 days. During fiscal 1996, no single customer accounted for more than 0.5% of the Company's revenues.

          The Company has recently begun to focus limited resources on serving the segments of the AEC/GIS market consisting of large organizations, (such as FORTUNE 1000 companies, large engineering and consulting firms and larger city/state/federal government agencies). These large organizations have tended to rely on expensive proprietary software systems and have only recently begun to migrate to desktop CAD systems. In addition, the selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company intends to focus more resources and personnel to market products to this market segment.

          Small organizations in the AEC/GIS market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Since the majority of the Company's products currently require the use of AutoCAD or MicroStation, the Company has not devoted significant marketing efforts to date on serving this category of users. However, the Company is currently planning the development of additional modules for use in a stand-alone environment which the Company believes will enhance its ability to penetrate this market segment.

          International. The Company distributes its products internationally primarily through a network of over 50 resellers located in more than 40 countries. Currently, most of the Company's products distributed internationally are in English. The Company does have a limited number of products with the software and/or the documentation translated into various foreign languages. The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages, the incorporation of local engineering regulations and requirements and the establishment of a local marketing and support presence. The Company believes that the design of the Company's products facilitates their translation into foreign languages and additional products are currently being translated. The Company anticipates that an increasing number of its products will be translated into foreign languages in the future to enhance their appeal to international customers. At this time the Company does not have any international offices, however the Company may in the future explore opportunities for opening international offices. The Company's international revenues (excluding Canada) were $564,000 in fiscal 1996 or approximately 2.9% of the Company's revenues. The Company believes that the increased use of general purpose drafting software worldwide creates opportunities for the Company to increase the portion of its revenues derived from international markets. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements or translating products into foreign languages; the lack of control over fluctuations in the value of foreign currencies; import/export duties and quotas; and unexpected regulatory, economic or political changes in foreign markets. See "Risk Factors -- Foreign Operations."

PRODUCTS

          The Company's products are organized into the following product families: Civil Engineering/Surveying; Geographic Information Systems; Building Design and Construction; Hydrology/Hydraulics; Landscape Architecture/Environmental Planning; and Structural Engineering. Many of the Company's products are integrated for use with one another across different platforms. This integration enables users to easily add new modules to their existing Eagle Point system. In addition, most of the Company's products include a similar graphical user interface, which makes it easier for users to learn to use additional Eagle Point products. Suggested list prices for the Company's products range from approximately $195 to $2,495 per module, although many of the Company's products are sold, by the Company, at prices less than their suggested list prices. To facilitate additional sales of its software application products, the Company also resells AutoCAD and other CAD-software products manufactured by third parties.

          Civil Engineering/Surveying. The Civil Engineering/Surveying product series consists of 25 modules. Through the integration of the surveying modules with the civil engineering design modules, users are able to gather surveying data in the field electronically, download the data to the office, complete the design and/or analysis, develop detailed construction documents and upload the final design information to electronic surveying equipment for construction staking purposes. Typical projects for which the Civil Engineering/Surveying product series are used include the design/analysis of road, railroads, airports, sites, subdivisions and landfills.

          Geographic Information Systems. The Geographic Information Systems product series consists of 12 modules which can be used by a wide variety of customers including city, county and state engineering departments, planning departments, utility companies, pipeline companies, city and county assessors and recorders and other organizations which have an interest in managing and tracking parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information and addresses. By graphically selecting any type of feature such as a sewer, road, sign, pipeline, electric line or any other feature of interest, the user is provided with any or all information stored in an electronic database that has been associated with such feature. This type of information will be useful throughout the entire Eagle Point product line to aid in design/planning decisions. The Geographic Information Systems product line was acquired by the Company on March 31, 1995 in connection with the FMS Acquisition.

          Building Design and Construction. The Building Design and Construction product series consists of 10 modules which can be used by architects and building services professionals to design and manage buildings. Walls, windows, doors, floors and roofs, along with internal utilities and fixtures, can be modeled to allow the user to develop several design variations. Through the use of real time simulation features, the building owner can then "walk through" the building to help in selecting the favored design. Once selected, the designer can then complete final construction documents and automatically estimate the building materials necessary in order to prepare for the bidding and construction phase of the project.

          Hydrology/Hydraulics. The Hydrology/Hydraulics product series consists of 11 modules which aid users in designing and/or analyzing sewer systems, stream flow and surface water run-off. Three dimensional ground terrain models developed through the Civil Engineering/Surveying product series are used in conjunction with Hydrology/Hydraulics products to develop an integrated model of the entire hydrology or hydraulic project. This integrated model is then used to design new storm or sanitary sewer networks including pipe sizes, flow line elevations and hydraulic grade lines. Additionally, stream flows can be analyzed to determine the flooding impact upstream from newly-constructed bridges or culverts.

          Landscape Architecture/Environmental Planning. The Landscape Architecture/Environmental Planning product series consists of 7 modules which are used by landscape architects and government planners to develop plans for plantings, park layouts, green zones and irrigation systems, as well as analysis for site visibility, solar potential, slope stability and other factors to determine development suitability and environmental constraints. These modules provide the user with a database of over 900 plants from every climactic zone around the world complete with statistics which allow for complete growth simulation. Once the landscape plan is modeled, the planner or owner can then "walk around" the newly and/or post-growth plantings to view the overall esthetics of the site. The Landscape Architecture/Environmental Planning product line was acquired by the Company on January 1, 1995 in connection with the LANDCADD Acquisition.

          Structural Engineering. The Structural Engineering products series consists of 25 modules which can be used by structural engineers, architects and other building professionals. Modules are designed to work independently or in concert with one another and are classified under standard structural design disciplines. Both structural analysis and design calculations may be performed for a variety of materials including structural steel, reinforced concrete, aluminum, and a variety of timber based products. A comprehensive 3-D finite element analysis module is also integrated within the system, along with a
series of foundation design and bridge analysis  programs.   The user inputs the
geometry, material and connectivity data into the system for it to perform the structural analysis and design calculations. The Structural Engineering product line was acquired by the Company on November 9, 1995 in conjunction with the ECOM Merger.

SALES AND MARKETING

          The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force. The Company's telesales force has increased from 19 professionals at June 30, 1992 to 108 professionals at June 30, 1996.

          The Company believes that the use of telesales professionals provides competitive advantages over those competitors which principally rely upon resellers. The Company believes that its use of a telesales force allows it to develop a stronger ongoing relationship with the customer than could be achieved through the use of resellers and provides the Company a cost-effective channel of distribution for its products. In addition, the Company's sales professionals have the ability to offer certain customers trade-in or volume discounts, extended free trials and other flexible pricing arrangements designed to introduce the customer to Eagle Point products in the hope of increasing sales to that customer in the future. The Company believes that it generally has greater incentive than a reseller to invest in a longer selling cycle by providing flexible initial pricing. As the Company expands its product offerings through the addition or acquisition of new modules, the Company's direct knowledge of its customers' existing software systems and applications needs provide the Company with valuable information to identify cross-selling opportunities. The Company believes that such information is not generally available to software companies which rely on resellers to market their products. In addition, the Company believes that a significant number of its product enhancements released in recent years were initially developed as a result of communications with customers regarding their specific software requirements.

          Initial sales leads are primarily developed through direct mail marketing, and trade publication advertising, public relations and promotional campaigns undertaken by the Company, as well as through participation by the Company in various trade shows and sales and training seminars. In fiscal 1996, the Company is scheduled to hold over 250 customer sales and training seminars in the United States and various international markets. The Company has also been successful in placing its products in various colleges, universities and secondary schools at reduced cost as a means of increasing familiarity with its products among young professionals in the AEC/GIS market. The Company, while maintaining a general database with over 250,000 names, also maintains a registered user data base which facilitates the Company's ability to communicate periodically with current customers and to pursue repeat sales and cross-selling opportunities. In fiscal 1996, the Company made direct mailings to over 175,000 existing and potential customers on a quarterly basis.

          Once sales leads are developed, the Company's telesales professionals track such leads through an automated lead tracking system. A typical sales cycle for the Company's products involves numerous communications between the Company's telesales professionals and the potential customer. Frequently, the potential customer is furnished a demonstration copy of the Company's product and certain product literature, and invited to contact current customers to discuss the product or observe its use. Potential customers may also be invited to attend product demonstration seminars.

TRAINING AND SUPPORT

          The Company believes that providing its customers with direct and value-added training and support services helps ensure that customers obtain the maximum benefits offered by its products. The Company believes that its training and support programs also enhance the Company's relationships with customers and help to differentiate the Company from AutoCAD-based application developers that do not offer direct training and support. Moreover, the Company believes that the demand by users for various training and support services provides the Company with incremental revenue opportunities.

          All purchasers of the Company's software are provided 60 days of product support without charge. For support after the 60-day period, customers can elect to obtain ongoing support on either a one-year contract basis or an as-used fee basis. In addition, all customers have telephone access to the Company's electronic bulletin board service. Customers also receive a technical newsletter which is distributed quarterly by the Company and which is designed primarily to apprise customers of technological enhancements and new products offered by the Company. The Company also conducts training seminars to educate customers on the functionality of the Company's products. For a fee, customers may discuss products with and receive technical assistance directly from the Company's in-house professionals who participated in the development of such products. The Company believes that such programs help to foster customer loyalty and allow the Company to develop product enhancements that can be marketed to other users.

          Approximately 23.9% of the Company's revenues for fiscal 1996 were attributable to customer training and support services.

PRODUCT DEVELOPMENT

          The Company offers a broad range of products which are designed to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. The number of modules offered by the Company has increased from 12 at June 30, 1991 to 90 at June 30, 1996. Of the 90 modules offered by the Company at June 30, 1996, 43 of such modules were developed internally by the Company and the remainder were added to the Company's product line as a result of acquisitions by the Company of products, businesses or technologies. All of the Company's products acquired through acquisitions are integrated into the Company's product line and further enhanced by the Company's development staff.

          The Company releases enhanced versions of its software modules on an on-going basis, and also typically introduces several new product modules each year. The Company's software modules share the same technological foundation, all being written in the computer programming language C or C++. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. Each product development project begins with a review of the existing customer requests, which are derived from a database generated by the Company's various customer support programs, interviews with certain key customers and competitive analyses. Product specifications for the development project are then generated, a development team is assembled, and a detailed development and release schedule is produced.

COMPETITION

          Competition in the AEC/GIS market is intense and increasing. The Company currently faces competition from two basic types of competitors. The first category includes companies principally offering integrated proprietary hardware and software solutions. The primary competitors within this group are Intergraph Corporation, which owns a 50% equity interest in Bentley Systems, Environmental Systems Research, Inc. ("ESRI") and a number of mid-sized companies serving various foreign markets. The Company typically competes with these companies for larger users. Most of the Company's competitors within this group have significantly greater financial and marketing resources than the Company.

          The second category of competitors includes companies which offer AEC/GIS application software products, many of which are AutoCAD or MicroStation-based, similar to products offered by the Company. The primary competitor in this category is Softdesk, which offers a broad line of software applications for the AEC/GIS market. Intergraph Corporation and ESRI, as well as a number of smaller companies, also serve certain target markets within the AEC/GIS market. Although the Company believes that it enjoys a greater market share and greater resources than many competitors in this category, certain of these competitors may offer specific solutions which are not available from the Company.

          A potential source of additional competition for the Company is Autodesk, the developer of AutoCAD, and/or Bentley Systems, the developer of MicroStation. Approximately 58.3% of the Company's net revenues for fiscal 1996 were related to AutoCAD, including 44.5% from the sale of the Company's software products designed for use with AutoCAD and 13.8% derived from the resale by the Company of AutoCAD. In addition, 5.3% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation. Autodesk currently sells application software in certain segments of the CAD and related software markets not currently served by the Company. In addition, Autodesk sells certain AEC/GIS software applications outside the United States. To date, Autodesk has encouraged third party developers of application software to expand distribution in international markets. Accordingly, the Company does not anticipate that expansion by the Company in international markets will have an adverse effect on its current relationship with Autodesk. Although Autodesk and Bentley Systems currently do not offer AEC/GIS software application products in the United States, either company may in the future decide to internally develop and market such application products, or to acquire one or more independent companies which currently offer AutoCAD-based or MicroStation-based AEC/GIS software application products.

          The Company believes that the principal bases for competition in the AEC/GIS market are product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, the ability to integrate the product with other applications, user support, documentation and training, distribution networks, and corporate reputation. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition. See "Risk Factors -- Competition."


PROPRIETARY RIGHTS

          The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under "shrink-wrap" software license agreements which grant users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. Outside the United States and Canada, the Company's software is distributed with a third party "hardware lock" which requires an authorization code generated by the Company's internal systems to enable the software to function. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. See "Risk Factors -- Limited Protection of Intellectual Property; Risk of Infringement."

     Certain technology used in the Company's products is licensed from third parties. Royalties are calculated and paid monthly on a per copy fee or percentage of revenues basis. Eleven of the Company's currently offered 90 modules depend on licensed technology. For fiscal 1996, sales of such eleven modules accounted for approximately 9% of the Company's net revenues for such period. None of the Company's other 79 modules rely upon such eleven modules.

     The Company believes that, due to the rapid pace of technological innovation and change within the CAD industry, legal protections afforded the Company's technology are less significant in affecting the Company's business and results of operations than factors such as the reputation of the Company, the knowledge, ability and experience of Company personnel, the frequency of product enhancements and the timeliness and quality of the Company's customer service and support.

     The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms). As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims.


EMPLOYEES

     As of June 30, 1996, the Company had 257 employees, including 125 in sales and marketing, 87 in product development and 45 in general and administrative functions. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.


RECENT DEVELOPMENTS

     On July 29, 1996, the Company purchased substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for the home building market. The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of Computer Integrated Building Corporation's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and the former owners of CIBC.


RISK FACTORS

     The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

     Dependence on Autodesk and Bentley Systems. In fiscal 1996, approximately 58.3% of the Company's net revenues were related to AutoCAD, including 44.5% from the sale of Eagle Point software products designed for use with AutoCAD and 13.7% derived from the resale by the Company of AutoCAD. In addition, 5.3% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD and MicroStation. In the Company's 3rd and 4th Quarter of fiscal year 1996, the financial results of the Company were adversely impacted by a soft market for AutoCAD and AutoCAD related products. The timing of major AutoCAD or MicroStation releases may affect the timing of purchases of the Company's products. The Company's product development efforts, insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, or Bentley Systems, the developer of MicroStation, have thus far been facilitated by cooperation from Autodesk's and Bentley Systems' development personnel. However, there exists no material contractual or other formal relationship obligating Autodesk or Bentley Systems to provide such cooperation. The Company is currently authorized by Autodesk to resell AutoCAD. Any adverse change in the business results of, or the Company's relationship with, Autodesk, or Bentley Systems, including any limitation by Autodesk on the Company's ability to resell AutoCAD, could have a material adverse effect on the Company's business, operating results or financial condition.

     Management of Growth. The Company's business has grown significantly over the past several years. The Company is currently expanding its principal facility and if growth continues the Company may need to expand further its facilities and enhance its management information and telecommunications systems and other operations. In addition, the Company's management team has limited experience in operating and managing a public company. There can be no assurance that the Company will continue to grow or be effective in managing its future growth, expanding its facilities and operations or attracting and retaining additional qualified personnel. Any failure to effectively manage growth, expand its operations or attract and retain personnel could have a material adverse effect on the Company's business operating results or financial condition.

     Acquisitions. A principal business strategy of the Company is to pursue acquisitions of businesses, products and technologies that are complementary to those of the Company. To date, the Company's management has had limited experience in making acquisitions. The Company recently completed the acquisitions of ECOM and CIBC and the Company will likely make additional acquisitions in the future. Integrating acquired products and businesses requires a significant amount of management time and skill and may place significant demands on the Company's operations and financial resources. There can be no assurance that the Company will be effective in making acquisitions. Any failure to effectively integrate its recent acquisitions or any future acquisitions could have a material adverse effect on the Company's business, operating results or financial condition. Acquisitions may also give rise to contingent payment obligations by the Company. In connection with the CIBC Acquisition, the Company has agreed to make a contingent payment to CIBC equal to (1) 75% of the revenues between $550,000 and $743,000 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. Such contingent payments, if any, would be made directly to the acquired company, would be accounted for as goodwill by the Company and would be amortized over a period not to exceed five years. The Company believes that such contingent payments, if any, would not have a material adverse effect on the Company's results of operations.

     Competition. Competition in the AEC/GIS software industry is intense and increasing. The Company faces competition from companies offering stand-alone CAD systems as well as from companies offering AutoCAD-based or MicroStation-based software applications. Autodesk markets application software for certain segments of the United States CAD industry not currently served by the Company and markets certain architectural software, which competes directly with products offered by the Company, in international markets. In the future, the Company may face additional competition from Autodesk or Bentley Systems if such entities decide either to internally develop and market or to acquire software applications in the AEC/GIS markets served by the Company. Intergraph Corporation, one of the Company's primary competitors, owns a 50% equity interest in Bentley Systems. Many of the Company's competitors have and potential competitors may have significantly greater financial, technological and marketing resources than the Company. Barriers to entry in the AEC/GIS software industry are relatively low and the risk of new competitors entering the market is high. In addition, the AEC/GIS software industry is experiencing consolidation which could result in existing competitors increasing their market position or breadth of product offerings through acquisitions. Competitive pressures could force the Company to reduce its prices, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business--Competition."

     Variability of Quarterly Operating Results and Seasonality. The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company; the Company's competitors or AutoDesk (See "Dependence on AutoDesk and Bentley Systems"), customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. In addition, the Company's operating results may be adversely impacted by the markets acceptance of new, or changes in existing hardware or software technology, including without limitation, Windows95/NT, the Internet, CD ROM Technology, etc. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received late in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. In addition, operating results historically have been seasonally lower during the first and fourth quarters than during the other quarters of the fiscal year.

     Technological Demands of the Marketplace. The software industry is characterized by rapid technological changes and advances which can result in relatively short product lifecycles. The Company's future success will depend upon its ability to enhance its current products and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. To meet this goal the Company periodically upgrades certain of its products. There can be no assurance that the Company will be successful in introducing and marketing product enhancements or new products, or that such products will be accepted by the market. The Company's software products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. While the Company's current products have not experienced significant post-release software error bugs to date, there can be no assurance that such problems will not occur in the future, particularly as the Company expands its product offerings and its products become more complex and sophisticated. Any such defective software may result in a loss of or delay in market acceptance of the Company's products or an increased warranty expenses or product recalls. See "Business--Products" and "--Product Development."

     Limited Protection of Intellectual Property; Risk of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company does not have any patents on its technology and relies upon copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to establish and protect its proprietary technology. The Company enters into confidentiality and/or license agreements with its resellers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. The Company's products are, however, generally distributed under "shrink-wrap" licenses that are not signed by the customer and therefore may be unenforceable in certain jurisdictions. In addition, effective copyright and trade secret protection may not be available to the Company, particularly in foreign countries where the laws generally provide either no protection or less protection than the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation. The Company has a policy of requiring all of its employees to sign an agreement which prohibits disclosure of confidential information and a covenant not to compete with the Company or be employed by competitors of the Company. There can be no assurance, however, that such restrictive provisions contained in such agreements would be enforceable by the Company. In addition, as the number of software applications in the industry increase and functionality of these applications further overlap, the Company believes that software developers may become increasingly subject to infringement claims. The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. Any such claims so asserted, with or without merit, may be time consuming and expensive to defend. See "Business-- Proprietary Rights".

     Dependence on Management. The continued success of the Company's operations will depend largely upon the continued services of its executive officers, in particular Rodney L. Blum, its Chairman, President and Chief Executive Officer, John F. Biver, its Vice President, Civil Division, and Dennis
J. George, its Chief Financial Officer. The loss of service of one or more of these executive officers could adversely affect the Company's business. The company's future success will also be dependent, in part, upon the Company's ability to attract and retain additional qualified managers and other personnel. Competition for qualified personnel in the AEC/GIS software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     Foreign Operations. Approximately 2.9% of the Company's revenues in fiscal 1996 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, or in translating products into foreign languages; the lack of control over fluctuations in the value of foreign currencies; import/export duties and quotas; and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

     Reliance on Headquarters. Substantially all of the Company's administrative, sales, marketing, training, customer service, product development and product ordering and shipping activities are conducted from a single facility located in Dubuque, Iowa (the "Dubuque Facility"). A loss with respect to all or part of this facility or a disruption in the Company's telecommunications and management information systems would have a material adverse effect on the Company's results of operations.

     Potential Volatility of Stock Price. The stock market has historically experienced volatility which has particularly affected the market prices of securities of many technology-based companies and which sometimes has been unrelated to the operating performances of such companies. Factors such as announcements of technological developments or new products by the Company or its competitors, variations in the Company's quarterly operating results or general economic or stock market conditions may significantly impact the market price of the Common Stock. Furthermore, any adverse changes in the market price of the common stock of other related software companies may adversely affect the market prices of the Company's Common Stock, irrespective of whether there has been any deterioration of the Company's business or financial results.

     Control by Management and Principal Stockholders. The Company's officers and directors and their affiliates own approximately 52% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, will be able to control the outcome of actions requiring stockholder approval, such as the election of directors, amendments to the Company's charter and mergers.

     Anti-Takeover Provisions: Possible Issuance of Preferred Stock. The Company's Certificate of Incorporation and By-Laws contain various provisions, including, without limitation, certain notice provisions and provisions authorizing the Company to issue Preferred Stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The ownership by the Company's officers, directors and their affiliates of substantial shares of Common Stock could also discourage such bids. In addition, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future and that may be senior to the rights of the holders of Common Stock.


ITEM 2.  PROPERTIES

     The following table sets forth a brief description of the properties of the
Company:


Location                                  General Description
- --------                                  ------------------------------------
Eagle Point Software Corporation:         Corporate headquarters and principal
Dubuque, Iowa                             operating facility of 32,000 square
                                          feet (the "Dubuque Facility") (1)

Former LANDCADD operations:               Development facility consisting of
Denver, Colorado                          6,000 square feet (leased)

Former FMS operations:                    Development facility consisting of
Mill Valley, California                   220 square feet (leased)

Former ECOM operations:                   Development facility consisting of
Milwaukee, Wisconsin                      500 square feet (leased)

Former CIBC operations:                   Development facility consisting of
Sebastopol, California                    1,300 square feet (leased)


(1) A 45,000 square foot expansion to the Dubuque facility is currently under construction. The expansion project, which is estimated at between $3.0 million and $4.0 million was funded by a portion of the proceeds from the Company's initial public offering, The Company expects this expansion project to be completed by the end of calendar year 1996.


ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of common stock at September 19, 1996 was 164, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,200 beneficial holders of common stock.

     The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     On September 19, 1996 the closing sales price of the Company's Common Stock was $5.00. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.


Quarter Ended                                                 HIGH      LOW
- -------------                                                ------    ------

June 30, 1995 (from June 16, 1995) ......................    $18.25    $13.00

September 30, 1995 ......................................    $24.25    $16.25
December 31, 1995 .......................................    $22.25    $15.25



March 31, 1996 ..........................................    $21.00    $ 8.00
June 30, 1996 ...........................................    $10.75    $ 6.50



ITEM 6.  SELECTED FINANCIAL DATA

     The statement of income data presented below for each of the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992 and the balance sheet data at June 30, 1996, 1995, 1994 and 1993 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-K. The statement of income data for the fiscal year ended June 30, 1991 and the balance sheet data at June 30, 1992 and 1991 are unaudited but have been derived from the Company's combined financial statements, which in the opinion of management of the Company, have been prepared on the same basis as the audited financial statements. The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                        FISCAL YEAR ENDED JUNE 30,
                                                            --------------------------------------------------
                                                            1996(1)    1995(2)       1994      1993      1992
                                                            -------    -------      ------    ------    ------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA(3)(4):
Net revenues:
    Product sales                                           $14,580    $13,344      $7,695    $6,051    $2,687
    Training and support                                      4,582      2,487       1,232       801       253
                                                            -------    -------      ------    ------    ------
        Total net revenues                                   19,162     15,831       8,927     6,852     2,940
                                                            -------    -------      ------    ------    ------
Cost of revenues                                              5,073      4,834       3,151     2,374       593
                                                            -------    -------      ------    ------    ------
Gross profit                                                 14,089     10,997       5,776     4,478     2,347
                                                            -------    -------      ------    ------    ------
Operating expenses:
    Selling and marketing                                     6,421      4,324       2,377     1,814     1,107
    Research and product development                          3,511      2,129       1,698     1,158       484
    General and administrative                                1,680      1,493         820       588       292
    Charge for purchased research and development                --      1,039(5)       --        --        --
    Acquisition related charges                                  43         --          --        --        --
                                                            -------    -------      ------    ------    ------
        Total operating expenses                             11,655      8,985       4,895     3,560     1,883
                                                            -------    -------      ------    ------    ------
Operating income from continuing operations                   2,434      2,012         881       918       464
                                                            -------    -------      ------    ------    ------
Interest income (expense), net                                  711       (166)       (156)      (77)      (18)
Other income (expense), net                                      31         30          (9)       (7)       14
                                                            -------    -------      ------    ------    ------
Income from continuing operations before income taxes         3,176      1,876         716       834       460
Income taxes                                                  1,100        559         177       239       143
                                                            -------    -------      ------    ------    ------
Income from continuing operations                             2,076      1,317         539       595       317

Income (Loss) from discontinued operations                       --         --        (125)       (9)       96
                                                            -------    -------      ------    ------    ------
Net income                                                  $ 2,076    $ 1,317      $  414    $  586    $  413
                                                            =======    =======      ======    ======    ======
Per Share:
    Income from continuing operations                       $   .42    $   .34(5)   $  .11    $  .12    $  .06
    Net income                                              $   .42    $   .34      $  .08    $  .12    $  .08

Weighted average number of common shares outstanding(6)       4,958      3,873       5,010     5,010     5,010

BALANCE SHEET DATA(3)(AT PERIOD END):



Working capital                                             $12,215    $15,282      $   76    $  577    $  539
Total assets                                                 24,596     23,579       5,605     5,014     2,729
Total debt                                                      901        857       2,197     1,955     1,045
Stockholders' equity                                         20,929     18,985       1,836     1,422       837


(1) On November 9, 1995, the Company merged with ECOM Associates, Inc. The Company has accounted for the merger as a pooling of interests. The pooling did not have a material effect on the financial statements previously presented and therefore such statements have not been restated. Accordingly, the statement of income data for the fiscal year ended June 30, 1996 includes the results of operations of ECOM from the merger date.

(2) On January 1, 1995, the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD. On March 31, 1995, the Company acquired certain assets of FMS. The Company has accounted for each acquisition using the purchase method and, accordingly, the statement of income data for the fiscal year ended June 30, 1995 includes the results of operations of LANDCADD and FMS from each respective acquisition date.

(3) The data presented has been derived from the Company's financial statements, which include the accounts of the Company and VisionOne Partners (the "Partnership"), an entity under common ownership and common management with the Company. The Partnership was formed solely to build and own the Dubuque facility for lease to the Company. On June 30, 1995 the Company purchased the Dubuque facility from the Partnership. See Note 1 and
     Note 16 of Notes to Financial Statements.

(4) The Company's computer hardware manufacturing business was discontinued in October 1993. Data relating to income from continuing operations does not include the results from such discontinued operations. Net income data does include the results from such discontinued operations. See Note 15 of Notes to Financial Statements.

(5) In connection with the LANDCADD and FMS acquisitions, the portion of the aggregate purchase prices related to research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition was recorded as a charge for purchased research and development. See Note 3 of Notes to Financial Statements. Exclusive of this charge for purchased research and development, operating income from continuing operations, income from continuing operations and income from continuing operations per share would have been $3,051,000, $1,992,000 and $.51, respectively, for the fiscal year ended June 30, 1995.

(6) On August 5, 1994, the Company repurchased, and subsequently retired, 1,625,000 shares of Common Stock. See Note 10 of Notes to Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1983 and during the remainder of the 1980s focused on developing and marketing a software application product for use by roadway design professionals. In 1990, the Company, under new management, began to expand significantly its product line to include complementary software application products for use by a variety of AEC/GIS professionals. Of the 90 modules comprising the Company's current product line, 43 modules were internally developed and 47 modules were added through acquisitions.

     On January 1, 1995, the Company added 6 modules of landscape architecture/ environmental planning application software as a result of the LANDCADD Acquisition. On March 31, 1995, the Company added 12 modules of geographic information systems software to its product line as a result of the FMS Acquisition. On November 9, 1995, the Company added 25 modules of structural engineering software as a result of the ECOM Merger. The LANDCADD Acquisition and the FMS Acquisition were each accounted for under the purchase method, and accordingly, the results of operations of such businesses are included in the Company's results from their respective dates of acquisition. For each acquisition, the aggregate cost over the fair value of acquired net assets has been assigned principally to purchased research and development and software development costs based on their estimated fair market values. The portion of the aggregate purchase prices allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Accordingly, the Company's results of operations for fiscal 1995 reflect a nonrecurring charge for purchased research and development of approximately $1.0 million dollars. The ECOM Merger was accounted for as a pooling of interest, however, it did not have a material effect on financial statement and therefore such statements have not been restated.

     Prior to October 1993, the Company operated a computer hardware manufacturing division that acted as a value added reseller, or dealer, selling hardware products to the CAD marketplace. From fiscal 1990 to fiscal 1994, this division operated at a loss, with the exception of fiscal 1992. In the second quarter of fiscal 1994, the Company discontinued this division. The results of operations of this division prior to this discontinuance are reflected in the Company's financial statements as income (loss) from discontinued operations. Because this division ceased operations with insignificant amount of assets of such division being reassigned to other divisions, there was no gain or loss resulting from the decision to cease such operations.

     The Company resells AutoCAD in order to facilitate the additional sale of the Company's software application products. Resales of AutoCAD represented approximately 13.8% of net revenues in fiscal 1996. The resales of AutoCAD carry a substantially lower gross-margin than sales of Eagle Point software products and represented approximately 3.7% of gross profit in the same period.

     The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company; the Company's competitors or Autodesk, customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received later in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. See "Risk Factors-- Variability of Quarterly Operating Results."


FORWARD LOOKING INFORMATION.

     This Annual Report on Form 10-K contains forward looking statements, including, without limitation, statements concerning the Company's future product research and development and expenditures relating to sales and marketing. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These risks and uncertainties include technological risks involved in the development and testing of new products, the impact of competitive products and pricing, and the uncertainties of which operating systems and hardware platforms will be of preferred use, and which emerging technologies could impact the demand for the Company's products.


FISCAL 1996 COMPARED TO FISCAL 1995.

     Net revenues increased by $3.3 million, or 21.0% to $19.2 million for the fiscal year ended June 30, 1996 from $15.8 million for the fiscal year ended June 30, 1995. The Company experienced growth in both product sales and training and support revenues. The increase in products sales was attributable primarily to increased sales volume and marketing efforts and to an expansion of the number of modules included in the product line. Training and support revenues during fiscal 1996 were favorably affected by the Company's larger installed base of customers and an increased emphasis by the Company on customer training.

     Gross profit increased $3.1 million, or 28.1% to $14.1 million for fiscal 1996 from $11.0 million for fiscal 1995 as a result of the increase in net revenues. Gross profit as a percentage of net revenues increased to 73.5% in fiscal 1996 from 69.5% in fiscal 1995. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 70.0% in fiscal 1996 from 67.1% in fiscal 1995 primarily due to an increased percentage of sales of Eagle Point's software products and a reduced percentage of resales of AutoCAD in the sales mix. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 84.7% in fiscal 1996 from 82.0% in fiscal 1995.

     Selling and marketing expense increased $2.1 million, or 48.5%, to $6.4 million in fiscal 1996 from $4.3 million in fiscal 1995. As a percentage of net revenues, selling and marketing expenses increased to 33.5% in fiscal 1996 from 27.3% in fiscal 1995. The increase was primarily attributable to expanded direct marketing, advertising and other promotional activities and higher personnel costs associated with the growth in sales volume.

     Research and development expense increased $1.4 million or 64.9% to $3.5 million in fiscal 1996, from $2.1 million in fiscal 1995. As a percentage of net revenues, research and development expenses increased to 18.3% in fiscal 1996 from 13.4% in fiscal 1995. The increased research and development expenses related primarily to the increased personnel costs associated with expanding the company's development staff.

     General and administrative expense increased $187,000, or 12.5%, to $1.7 million in fiscal 1996 from $1.5 million in fiscal 1995. As a percentage of net revenues general and administrative expense decreased to 8.8% in fiscal 1996 from 9.4% in fiscal 1995. The increase was attributable primarily to higher overhead expenses related to the growth in revenues and employment. The decrease in expenses as a percentage of revenues was primarily due to the Company's ability to leverage these expenditures over a larger revenue base.

     Operating income from continuing operations increased $422,000, or 21.0%, to $2.4 million in fiscal 1996 from $2.0 million in fiscal 1995 and, as a percentage of net revenues, maintained at 12.7% in fiscal 1996 from 12.7% in fiscal 1995. Excluding the $1.0 million charge for purchased research and development incurred in fiscal 1995 in connection with the LANDCADD Acquisition and FMS Acquisition and the $43,000 charge for acquisition related expenses incurred in fiscal 1996 in connection with the ECOM Merger, operating income from continuing operations decreased $574,000 to $2.5 million in fiscal 1996 from $3.1 million in fiscal 1995, and as a percentage of revenues decreased to 12.9% in fiscal 1996 from 19.3% in fiscal 1995, as a result of the factors described above.

     Interest expense decreased $174,000 to $24,000 in fiscal 1996 from $198,000 in fiscal 1995. The decrease in interest expense was due to a reduction of debt from the proceeds generated from the Company's initial public offering. Interest income increased $703,000 to $735,000 in fiscal 1996 from $32,000 in fiscal 1995. The increase in interest income was due to interest earned primarily from the proceeds generated from the Company's initial public offering.

     The Company's effective tax rate on income from continuing operations was 34.6% for fiscal 1996 compared to 29.8% in fiscal 1995. The primary reason for the increase was the discontinuance of the research and development tax credit previously allowed by the federal government for the period July 1, 1995 to June 30, 1996. Effective July 1, 1996 through June 30, 1997 the federal government has reinstated the research and development tax credit. No assurance can be given that this tax credit will continue beyond June 30, 1997.


FISCAL 1995 COMPARED TO FISCAL 1994.

     Net revenues increased by $6.9 million, or 77.3%, to $15.8 million for the fiscal year ended June 30, 1995, from $8.9 million for the fiscal year ended June 30, 1994. The Company experienced growth in both product sales and training and support revenues. The increase in product sales was attributable primarily to increased sales and marketing efforts and to an expansion of the number of modules included in the product line. Training and support revenues during fiscal 1995 Period were favorably affected by the Company's larger installed base of customers and an increased emphasis by the Company on customer training.

     Gross profit increased $5.2 million, or 90.4%, to $11.0 million for fiscal 1995 from $5.8 million for fiscal 1994 as a result of the increase in net revenues. Gross profit as a percentage of net revenues increased to 69.5% in fiscal 1995 from 64.7% in fiscal 1994. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 67.1% in fiscal 1995 from 63.0% in fiscal 1994 primarily due to an increased percentage of sales of Eagle Point's software products and a reduced percentage of resales of AutoCAD in the sales mix. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 82.0% in fiscal 1995 from 75.3% in fiscal 1994.

     Selling and marketing expense increased $1.9 million, or 81.9%, to $4.3 million in fiscal 1995 from $2.4 million in fiscal 1994. As a percentage of net revenues, selling and marketing expenses increased to 27.3% in fiscal 1995 from 26.6% in fiscal 1994. The increase was primarily attributable to expanded direct marketing, advertising and other promotional activities and higher personnel costs associated with the growth in sales volume.

     Research and development expense increased $431,000, or 25.4%, to $2.1 million in fiscal 1995, from $1.7 million in fiscal 1994. As a percentage of net revenues, research and development expenses decreased to 13.4% in fiscal 1995 from 19.0% in fiscal 1994. In the 1994, research and development expense as a percentage of net revenues exceeded the level required to support the Company's ongoing development efforts. In fiscal 1995, the Company was able to leverage these expenditures over a larger revenue base. In addition, the Company was able to expand its product line significantly through acquisitions.

     General and administrative expense increased $673,000, or 82.1%, to $1.5 million in fiscal 1995 from $820,000 in fiscal 1994. As a percentage of net revenues general and administrative expense increased slightly to 9.4% in fiscal 1995 from 9.2% in fiscal 1994. These increases were attributable primarily to higher overhead expenses related to the growth in revenues and employment. The Company's allowance for accounts receivable as a percent of accounts receivables increased to 7.3% at June 30, 1995 from 3.0% at June 30, 1994. This increase was primarily the result of the increase in international sales to 10.8% of total sales for fiscal 1995 from 5.6% for fiscal 1994 and the Company's unfamiliarity with the LANDCADD and FMS customer base to which the Company began cross selling its products during the last six months of fiscal 1995.

     Operating income from continuing operations increased $1.1 million, or 128.3%, to $2.0 million in fiscal 1995 from $881,000 in fiscal 1994 and, as a percentage of net revenues, increased to 12.7% in fiscal 1995 from 9.9% in fiscal 1994. Excluding the $1.0 million charge for purchased research and development incurred in connection with the LANDCADD Acquisition and FMS Acquisition, operating income from continuing operations increased $2.2 million to $3.1 million in fiscal 1995 from $881,000 in fiscal 1994, and as a percentage of revenues increased to 19.3% in fiscal 1995 from 9.9% in fiscal 1994, as a result of the factors described above.

     Interest expense increased $42,000, or 26.9%, to $198,000 in fiscal 1995 from $156,000 in fiscal 1994. The increase in interest expense was due to borrowings related to the expansion of the Dubuque facility being included in all of fiscal 1995 as compared to being included in only a portion of fiscal 1994.

     The Company's effective tax rate on income from continuing operations was 29.8% for fiscal 1995 compared to 24.8% in fiscal 1994. The Company's effective income tax rates for the periods were below the federal statutory rate, primarily due to research and development tax credits. Exclusive of the charge for purchased research and development, the effective tax rate on income from continuing operations would have been 31.6% for fiscal 1995.



LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash generated from operations, borrowings and equity capital financings. At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $10.6 million and working capital of $12.2 million as compared with cash, cash equivalents and short-term investments of $15.7 million and working capital of $15.3 million as of June 30, 1995. This decrease is primarily attributable to investments in long-term marketable securities of $2.5 million and payments made for the expansion of the Company's facilities. The Company also has a $2.0 million unsecured line of credit with a commercial bank, which borrowings would be at an interest rate of prime. At June 30, 1996, the Company had no borrowings outstanding under this line of credit.

     The Company's principal capital expenditures in recent years have consisted of investments in electronic data systems, furniture and equipment needs and the construction and expansion of the Dubuque facility. Investments in electronic data systems, furniture and equipment have been funded principally from cash generated from operations and an aggregate $625,000 principal amount of economic development loans. At June 30, 1996, these loans carried a weighted average interest rate of approximately 2.5% per annum. These loans mature at various dates through the year 2002. The Company anticipates that its capital expenditures in fiscal 1997 will relate primarily to the expansion of the Dubuque Facility, including related data systems, furniture and equipment.

     Since November, 1995, the Company has been in the process of expanding the Dubuque Facility. The Company estimates the cost of the expansion project including related data systems, furniture and equipment to be between $3.0 million and $4.0 million. As of June 30, 1996, the Company had expended $1.7 million toward this expansion project.

     A principal business strategy of the Company is to pursue acquisitions of businesses, products and technologies that are complementary to those of the Company. On January 1, 1995 the Company completed the LANDCADD Acquisition. The purchase price consisted of $350,000 paid in cash at the closing, the issuance of a $200,000 non-interest bearing promissory note, payable quarterly over three years and the issuance of an aggregate of 37,000 shares of Common Stock (valued by the Company's Board of Directors at $8 per share). The Company was obligated to make a contingent payment to LANDCADD equal to 25% of any revenues in excess of $1.1 million derived by the Company from the sale of LANDCADD products during the twelve months ending December 31, 1995. Accordingly, as of December 31, 1995, the Company recorded a payable of $186,175 with interest payable of $19,333 to be paid quarterly through December 31, 1997. In conjunction with the acquisition, the Company entered into a non-competition agreement with four former employees of LANDCADD.

     On March 31, 1995, the Company completed the FMS acquisition. The purchase price for the FMS assets consisted of $410,000 paid in cash at the closing, plus a contingent payment equal to (i) 100% of the revenues derived by the Company from the sale of FMS products during the twelve months ending March 31, 1996 for revenues between $410,000 and $670,000 and (ii) 50% of any such revenues exceeding $670,000. At FMS's election, the contingent payment was to be made in
(a) cash payable in equal quarterly installments over three years period or (b) shares of Common Stock based on the market price per share on March 31, 1996. As of March 31, 1996, the revenues derived by the Company from the sale of FMS products for the twelve months ended March 31, 1996, were less than $410,000 and as such no contingent payment was due.

     On November 9, 1995, the Company completed the ECOM Merger exchanging all the capital stock of ECOM for 29,730 shares of the Company's Common Stock. There were no cash payments in connection with such merger.

     On July 29, 1996, the Company completed the CIBC Acquisition. The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997.

     The Company believes that it's current cash position, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1997.


INFLATION AND FOREIGN CURRENCY EXCHANGE

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 1997. The Company has experienced insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues to expand its international operations it may begin billing in foreign currencies which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant
- ---------------------------

     The information contained under the headings "Nominees for Directors," "Members of Board of Directors Continuing in Office" and "Compliance With
Section 16 of the Exchange Act" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1996) is incorporated herein by reference.

Executive Officers of the Registrant
- ------------------------------------

     Information with respect to executive officers of the Company.


Name                     Age                                   Position
- ----                     ---                                   --------
Rodney L. Blum            41         Chairman of the Board, President and Chief Executive Officer
Dennis J. George          33         Vice President, Chief Financial Officer, Treasurer and
                                       Secretary; Director
John F. Biver             41         Vice President - Civil Division; Director
Edward T. Graham          33         Vice President - Architectural/Structural Division
Brent A. Straka           28         Vice President - Marketing and Business Development Division
William P. LeMay          42         Chief Technology Officer

     Rodney L. Blum has served as Chairman of the Board, President and Chief Executive Officer of the Company since January 1990. From May 1988 until he joined the Company in 1990, Mr. Blum was Director of Sales and Marketing of D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets. From 1980 until May 1988 he served in various marketing and management positions at CyCare Systems, Incorporated, a provider of computerized information processing systems to the healthcare industry.

     Dennis J. George has served as Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since April 1989. During 1988 he was the Financial Budget Analyst for the Ertl Company, a manufacturer of agricultural model toys. During 1987 he served as Finance Manager for D.D.S.

     John F. Biver co-founded the Company in 1983 and has served as Vice President - Civil Division since January 1990. Mr. Biver has served as a director of the Company since its inception. Prior to founding the Company, Mr. Biver was a registered Professional Engineer with the civil engineering firm of Wright, Kilby, Sejkoara and Associates.

     Edward T. Graham has been employed by the Company in various sales capacities since January 1990. Mr. Graham currently serves as Vice President - Architectural/Structural Division. From May 1989 until he joined the Company, Mr. Graham was a principal of Prism Marketing, a provider of marketing systems and services.

     Brent A. Straka has been employed by the Company since November 1990 in various sales, marketing-related, and management positions. Since July, 1996 Mr. Straka has served as Vice President - Marketing and Business Development. From June 1989 until he joined the Company, Mr. Straka held various marketing positions with Land's End, Inc., a mail-order provider of apparel and specialty products.

     William P. LeMay has been employed by the Company since October 1992 in various research and development and management positions. Since December, 1995 Mr. LeMay has served as Chief Technology Officer. From March, 1984 until he joined the Company, Mr. LeMay was a product manager Accugraph Corporation, a developer of software applications for the civil engineering market.


ITEM 11.  EXECUTIVE COMPENSATION

Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1996) is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and

Exchange Commission on or before October 28, 1996) is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation", "Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1996) is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements
        --------------------

     The following financial statements are filed as part of this report:

          . Report of Independent Auditors on Financial Statements.

          . Financial Statements:

               Balance Sheets - June 30, 1996 and June 30, 1995.

               Statements of Income - years ended June 30, 1996, June 30, 1995 and June 30, 1994.

               Statements of Stockholders' Equity - years ended June 30, 1996, June 30, 1995 and June 30, 1994.

               Statements of Cash Flows - years ended June 30, 1996, June 30, 1995 and June 30, 1994.

               Notes to financial statements - June 30, 1996.



(a)(2)  Financial Statement Schedules
        -----------------------------

     Any schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits
        --------

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.                       Description
- -----------                       -----------

   3.1*          --   Certificate of Incorporation of the Company.

   3.2*          --   By-laws of the Company.

  10.1*          --   Loan Agreement between the Company and the City of
                      Dubuque, dated January 20, 1992


10.2*          --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

10.3*          --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

10.4*          --  Community Economic Betterment Account Agreement between the
                   Company and the Iowa Department of Economic Development,
                   dated July 18, 1991.

10.5*          --  Community Economic Betterment Account Agreement between the
                   Company and the Iowa Department of Economic Development,
                   dated July 15, 1993.

10.6*          --  Asset Purchase Agreement between the Company and Facility
                   Mapping Systems, Inc., dated March 31, 1995.

10.7*          --  Asset Purchase Agreement between the Company and LANDCADD,
                   Inc., dated January 1, 1995.

10.8*          --  Redemption Agreement between the Company, and Scott J.
                   Taylor, dated August 5, 1994.

 .10.9****      --  Employment Agreement with Rodney L. Blum.

 .10.10****     --  Employment Agreement with Dennis J. George.

 .10.11****     --  Employment Agreement with John F. Biver.

 .10.12**       --  Eagle Point Software Corporation Stock Option Plan.

 .10.13***      --  Eagle Point Software Corporation, 1995 Employee Stock
                   Purchase Plan.

10.14*         --  Purchase Agreement between VisionOne Partnership and the
                   Company, dated as of May 1, 1995.

10.15*         --  Indemnification Agreement among the Company, Rodney L. Blum,
                   John F. Biver and Dennis J. George.

10.16*****     --  Merger Agreement between the Company and ECOM Associates,
                   Inc., dated November 9, 1995.


10.17*****     --  Asset Purchase Agreement between the Company and Computer
                   Integrated Building Corporation, dated July 29, 1996.

11.1*****      --  Statement re: computation of per share earnings.

21.1*****      --  Subsidiaries

23.1*****      --  Consent of Deloitte & Touche LLP.

27*****        --  Financial Data Schedule

- ---------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91950)

** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914)

*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918)

****    Incorporated by reference from the Company's 1995 Annual Report on Form
        10-K

*****   Filed herewith.

 .       Indicates management contract or compensatory plan or arrangement.

- -----------------------

(b)  Reports on Form 8-K
     -------------------

     None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



Des Moines, Iowa
July 29, 1996

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            1996          1995

CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  3,106,704   $ 15,742,926
 Short-term investments                                                                        7,508,561
 Accounts receivable (net of allowances of $251,344 and $192,878, respectively)                3,857,170      2,465,222
 Interest receivable                                                                             255,290
 Inventories                                                                                     369,172        607,622
 Prepaid expenses                                                                                150,081        319,729
 Other assets                                                                                     22,933         30,381
                                                                                            ------------   ------------
     Total current assets                                                                     15,269,911     19,165,880

INVESTMENTS                                                                                    2,466,032
PROPERTY & EQUIPMENT, NET                                                                      5,945,320      3,655,730
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization
 of $242,753 and $363,818,                                                                       213,417        282,921
NON-COMPETE AGREEMENTS (net of accumulated
 amortization of $52,600 and $5,170, respectively)                                               203,174         64,430
DEFERRED INCOME TAXES                                                                            497,945        410,509
                                                                                            ------------   ------------
TOTAL ASSETS                                                                                $ 24,595,799   $ 23,579,470
                                                                                             ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                                          $    288,523   $    146,295
 Accounts payable                                                                                252,768        645,496
 Accrued expenses                                                                                966,754      1,103,948
 Income taxes payable                                                                              3,051        635,211
 Deferred revenues                                                                             1,540,998      1,291,889
 Deferred income taxes                                                                             2,590         60,979
                                                                                            ------------   ------------
      Total current liabilities                                                                3,054,684      3,883,818

LONG-TERM DEBT                                                                                   502,187        600,326
CEBA FORGIVABLE LOAN                                                                             110,000        110,000
                                                                                            ------------   ------------
      Total liabilities                                                                        3,666,871      4,594,144
                                                                                            ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 13, 16)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at June 30, 1996 and June 30, 1995
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 and 4,912,000
 shares issued and outstanding at June 30, 1996 and 1995, respectively                            49,417         49,120
Additional paid-in capital                                                                    17,535,942     17,477,138
Retained earnings                                                                              3,343,569      1,459,068
                                                                                            ------------   ------------
      Total stockholders' equity                                                              20,928,928     18,985,326
                                                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 24,595,799   $ 23,579,470
                                                                                            ============   ============

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

- -------------------------------------------------------------------------------------------------------------
                                                                         1996           1995          1994
Net revenues:
    Product sales                                                    $14,579,749    $13,344,033    $7,695,538
    Training and support                                               4,582,375      2,487,385     1,231,782
                                                                     -----------    -----------    ----------
        Total net revenues                                            19,162,124     15,831,418     8,927,320
                                                                     -----------    -----------    ----------
Cost of revenues:
    Product sales                                                      4,370,127      4,385,884     2,847,155
    Training and support                                                 703,136        448,387       304,181
                                                                     -----------    -----------    ----------
        Total cost of revenues                                         5,073,263      4,834,271     3,151,336
                                                                     -----------    -----------    ----------
Gross profit                                                          14,088,861     10,997,147     5,775,984
                                                                     -----------    -----------    ----------
Operating expenses:
    Selling and marketing                                              6,421,005      4,323,806     2,377,091
    Research and development                                           3,510,830      2,129,310     1,697,922
    General and administrative                                         1,679,702      1,493,006       819,691
    Charge for purchased research and development                                     1,038,764
    Acquisition related charges                                           43,075
                                                                     -----------    -----------    ----------
        Total operating expenses                                      11,654,612      8,984,886     4,894,704
                                                                     -----------    -----------    ----------
Operating income from continuing operations                            2,434,249      2,012,261       881,280

Other income (expense):
    Interest income                                                      734,710         31,595
    Interest expense                                                     (23,791)      (197,598)     (155,735)
    Other income (expense), net                                           30,863         29,685        (9,118)
                                                                     -----------    -----------    ----------
Income from continuing operations before income taxes                  3,176,031      1,875,943       716,427
Income tax expense                                                     1,099,632        558,906       177,467
                                                                     -----------    -----------    ----------
Income from continuing operations                                      2,076,399      1,317,037       538,960
Loss from discontinued operations, net of tax                                                        (125,330)
                                                                     -----------    -----------    ----------
Net income                                                           $ 2,076,399    $ 1,317,037    $  413,630
                                                                     ===========    ===========    ==========
Weighted average common and common equivalent shares outstanding       4,957,988      3,873,126     5,010,091
                                                                     ===========    ===========    ==========
Earnings per common and common equivalent share:
    Income from continuing operations                                $      0.42    $      0.34    $     0.11
    Loss from discontinued operations                                                                   (0.03)
                                                                     -----------    -----------    ----------
    Net income                                                       $      0.42    $      0.34    $     0.08
                                                                     ===========    ===========    ==========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONAL
                                                                        COMMON       PAID-IN       RETAINED
                                                                         STOCK       CAPITAL       EARNINGS        TOTAL
Balances at July 1, 1993                                                $   100    $    81,009    $1,341,079    $ 1,422,188
Net income                                                                    0              0       413,630        413,630
                                                                        -------    -----------    ----------    -----------
Balances at June 30, 1994                                                   100         81,009     1,754,709      1,835,818
Purchase and retirement of 1,625,000 shares of common stock                 (33)       (81,009)     (910,222)      (991,264)
Five-for-one stock split                                                    270                         (270)
Issuance of 37,000 shares of common stock relating to an acquisition          4        295,996                      296,000
Contingent payment relating to purchase and retirement of 1,625,000
  shares of common stock                                                                            (133,390)      (133,390)
Change in par value of common stock from $.0001 to $.01                  33,779        (33,779)
Issuance of 1,500,000 shares of common stock in connection with the
  Company's public offering, net of $2,270,079 of offering expenses      15,000     17,214,921                   17,229,921
Excess of purchase price over net book value of facilities acquired
  from VisionOne Partners                                                                           (568,796)      (568,796)
Net income                                                                                         1,317,037      1,317,037
                                                                        -------    -----------    ----------    -----------
Balances at June 30, 1995                                                49,120     17,477,138     1,459,068     18,985,326
Issuance of 29,730 shares common stock relating to acquisition              297         58,804      (191,898)      (132,797)
Net income                                                                                         2,076,399      2,076,399
                                                                        -------    -----------    ----------    -----------
BALANCE AT JUNE 30, 1996                                                $49,417    $17,535,942    $3,343,569    $20,928,928
                                                                        =======    ===========    ==========    ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

- ---------------------------------------------------------------------------------------------

                                                         1996           1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  2,076,399    $ 1,317,037   $   413,630
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         731,082        480,308       356,036
    Amortization of software development costs           273,747        336,162       184,594
    Charge for purchased research and development                     1,038,764
    Deferred income taxes                               (145,825)      (347,359)      (63,014)
    Changes in assets and liabilities, net of
     assets and liabilities acquired in connection
     with the acquisitions of ECOM during 1996 and
     LANDCADD and FMS during 1995:
     Accounts receivable                              (1,383,093)    (1,184,683)      609,467
     Inventories                                         238,450       (417,745)       (3,269)
     Prepaid expenses                                    170,498       (282,500)       51,658
     Accrued interest receivable                        (255,290)
     Accounts payable                                   (403,987)       305,803       (37,982)
     Income taxes payable                               (632,160)       506,016       129,195
     Deferred revenues                                   194,344        747,158       195,945
     Accrued expenses                                   (171,556)       782,056        62,895
     Other                                                55,818        (32,976)       66,364
                                                    ------------    -----------   -----------
       Net cash provided by operating activities         748,427      3,248,041     1,965,519
                                                    ------------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net            (3,017,681)      (956,971)     (818,847)
  Software development costs:
     Capitalized costs                                   (74,744)       (92,705)     (314,535)
     Purchases of software                              (129,500)        (9,000)     (100,000)
  Purchase of investments                             (9,974,593)
  Payments to acquire companies, net of
   cash acquired                                                       (728,473)
                                                    ------------    -----------   -----------
       Net cash used in investing activities         (13,196,518)    (1,787,149)   (1,233,382)
                                                    ------------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                            (188,131)      (238,613)      (33,784)
  Change in notes payable                                                            (160,000)
  Proceeds from long-term debt                                          425,250       436,013
  Change in cash overdraft                                                           (351,961)
  Purchase and retirement of common stock                            (1,124,654)
  Proceeds from issuance of common stock                             17,229,921
  Payment to VisionOne Partners to
   acquire facility                                                  (2,632,275)
                                                    ------------    -----------   -----------
       Net cash provided by (used in)
        financing activities                            (188,131)    13,659,629      (109,732)
                                                    ------------    -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (12,636,222)    15,120,521       622,405

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 15,742,926        622,405            --
                                                    ------------    -----------   -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $  3,106,704    $15,742,926   $   622,405
                                                    ============    ===========   ===========

                                                                     (Continued)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------

                                            1996          1995          1994
SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Cash paid (received) for:
    Interest                             $    28,534   $   186,596    $ 155,226
                                         ===========   ===========    =========

    Income taxes                         $ 1,887,737   $   395,165    $  (8,185)
                                         ===========   ===========    =========

  Non-cash investing and financing
    activities:
    Long-term debt and other
      non-current liabilities
      assumed in business acquisitions                 $    97,887
    Long-term debt issued in business
      acquisitions                       $   186,175       173,580
    Common stock issued in business
      acquisitions                          (132,797)      296,000

  Payments to acquire companies, net of
    cash acquired:
    Fair value of assets acquired                      $ 1,363,635
    Liabilities assumed                                   (165,582)
    Long-term debt issued                                 (173,580)
    Common stock issued                                   (296,000)
                                                       -----------

                                                       $   728,473
                                                       ===========

                                                                     (Concluded)

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operations - Eagle Point Software Corporation and its subsidiary (the "Company") is engaged in the development, production and sale of software for the engineering, construction, structural, architectural and geographic information systems markets.

     Financial Statements - Prior to June 30, 1995, the Company leased its facilities from VisionOne Partners (the "Partnership"), an entity under common ownership and common management. The Partnership was formed solely to construct facilities for lease to the Corporation. Since the Partnership was formed with a nominal investment by the individual partners and the Corporation guaranteed its debt, the Partnership was considered to be a special-purpose entity which required the entities to be combined in accordance with rules promulgated by the Financial Accounting Standards Board.

     On June 30, 1995, the Company purchased its facilities from the Partnership (see Note 16). Due to the purchase, the Partnership is no longer considered a special-purpose entity and combined financial statements are no longer required. However, as these transactions were all between entities under common control, they have been accounted for in a manner similar to a pooling-of-interests. The June 30, 1995 and 1994 statements of income represent the historical combined operations of the Company and the Partnership. All significant intercompany accounts and transactions between these entities have been eliminated for financial statement purposes.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

     Investments - The Company adopted an investment policy during the current year to address ongoing management of the Company's short-term investments with maturity terms not exceeding two years. In conjunction with the investment policy, the Company implemented Statement of Financial Accounting ("SFAS") No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities" in 1996. This statement addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. All the Company's investments are accounted for as held-to-maturity and reported at amortized cost.

     Inventories - Inventories are stated at the lower of cost (first in, first out) or market and consist of the following as of June 30:


                                      1996       1995

     Manuals and diskettes          $150,031   $260,450

     Finished software products      209,516    282,794
     Other supplies                    9,625     64,378
                                    --------   --------

                                    $369,172   $607,622
                                    ========   ========

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:


                                                              ESTIMATED
                                                              USEFUL LIFE

     Buildings and land improvements                           20-40 Years
     Computer equipment and purchased software                   3-5 Years
     Furniture and fixtures                                     7-10 Years
     Office equipment                                            5-7 Years
     Vehicles                                                      5 Years


     Non-Compete Agreements - Non-compete agreements are being amortized using the straight-line method over the five year term of the agreements.

     Income Taxes - The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, measured using enacted tax rates.

     Concentrations - As of June 30, 1996, the Company held $9.97 million in various Treasury Notes. The Company's temporary cash investments, $2.6 and $15.4 million as of June 30, 1996 and 1995, were placed in a money market account with William Blair Mutual Funds, Inc. These are primarily funds that were received on June 16, 1995 from the Company's public stock offering (see Note 2).

     Revenues - The Company derives substantially all of its product revenues from the license of its software products. Revenue is recognized upon shipment of the product, provided that no significant vendor and post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company has no significant vendor and post-contract support obligations associated with its product sales. The Company recognizes its service revenues from maintenance and support contracts ratably over the period of the arrangements. These contracts generally have terms of one year or less. The Company recognizes its service revenues from training arrangements in the period in which the training occurs. The Company's product returns historically have been insignificant.

     Cost of Revenues - Cost of revenues consists primarily of purchases of third party products, costs of manuals and other materials, software development cost amortization, royalties, costs related to the Company's system production department and personnel and other costs associated with training and support.

     Software Development Costs - Software development costs are stated at the lower of unamortized cost or net realizable value. The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. Costs associated with product enhancements that extend the original product's life are also capitalized upon technological feasibility. Amortization of product development costs begins the month of general release and extends on a straight-line basis over 18 months, which results in amortization expense no less than that which would result from using the ratio of current gross revenues to total expected gross revenues. Purchased software development costs are capitalized and amortized over 18 to 36 months.

     Earnings Per Share - Earnings per common and common equivalent share for all years presented were determined by dividing applicable income amounts by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Shares issued within a one year period prior to the Company's initial public offering, at prices below the offering price, have been included in the calculation of weighted average number of common shares for the years ended June 30, 1995 and 1994, in accordance with rules promulgated by the Securities and Exchange Commission.

     Statement of Financial Accounting Standards - During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

     The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact the Company's results of operations.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and allowance for sales returns as well as realization of intangible assets. Actual results could differ from those estimates.

     Fair Value Disclosure - The carrying value of the long-term debt approximates fair value as interest rates approximate the rate management believes the Company could refinance the obligations, given the current market conditions. The carrying value of other financial assets, other than investments which are discussed in Note 4, and liabilities approximate their fair values because of the short maturity of those instruments.

2.   INITIAL PUBLIC OFFERING

     In June 1995, the Company completed a public offering of 2,300,000 shares of common stock, consisting of 1,500,000 new shares and 800,000 previously issued shares (including 300,000 shares relating to the exercise of an over-allotment option by the underwriters), at $13 per share. Prior to the offering, there was no public market for the Company's common stock. The Company's stock trades on the NASDAQ National Market System under the symbol "EGPT".

     The net proceeds of the offering, after deducting underwriting discounts and applicable expenses, were $17,229,921. During June 1995, the Company used $2,750,000 of the proceeds to acquire its facilities from the Partnership (See Note 16). The remaining proceeds are intended to be used for general corporate purposes including capital expenditures and possible future acquisitions.

3.   ACQUISITIONS

     ECOM Associates, Inc.

     In November, 1995 the Company merged with ECOM Associates, Inc. ("ECOM"), a Wisconsin corporation, exchanging all the capital stock of ECOM for 29,730 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. The pooling did not have a material effect on the financial statements previously presented and therefore such statements have not been restated. ECOM, located in Milwaukee, Wisconsin, is a software developer for the structural engineering market place.

     Facility Mapping Systems, Inc.

     On March 31, 1995, the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a developer and marketer of software for the geographical information systems market.

     The purchase price was $410,000 cash. Additionally, the Company is obligated to make a contingent payment equal to (1) 100% of the revenues between $410,000 and $670,000 received by the Company in connection with the sale of FMS products, during the 12 month period ended March 31, 1996, plus (2) 50% of such revenues exceeding $670,000. At the discretion of FMS, the contingent payment is required to be made either in cash or in Company common stock based on the market value per share at the time of the contingent payment, as defined. For the 12 months ended March 31, 1996 sales of FMS products did not exceed the $410,000 minimum requirement. Therefore, no contingent payment has been recorded as of June 30, 1996. Due to the uncertainty regarding the amount and form of the contingent payment, no contingent payment was recorded as of June 30, 1995. As part of the acquisition, a five year non-compete agreement was entered into between the Company and two former employees of FMS.

     LANDCADD, Inc.

     On January 1, 1995, the Company acquired substantially all of the assets and business and assumed certain liabilities of LANDCADD, Inc. ("LANDCADD"), a developer and marketer of software for landscape architecture, irrigation design and environmental planning.

     The purchase price was $819,580 consisting of $350,000 cash, a non-interest bearing note payable for $200,000 (imputed discount of $26,420 at January 1, 1995) and 37,000 shares of Company common stock (valued by the Company's Board of Directors at $8 per share). The note is payable over three years in quarterly installment of $16,667 beginning March 1, 1995. Additionally, the Company is obligated to make a contingent cash payment equal to 25% of the revenues received by the Company in connection with the sale of LANDCADD products exceeding $1,100,000 for the calendar year ending December 31, 1995. As of December 31, 1995, the Company recorded a payable of $186,175 with interest payable of $19,333 to be paid quarterly through December 31, 1997. Due to the uncertainty regarding the amount of the contingent payment, no contingent payment was recorded as of June 30, 1995. As part of the acquisition, a five year non-compete agreement was entered into between the Company and the former owners of LANDCADD.

     LANDCADD and FMS acquisitions have been accounted for under the purchase method, and accordingly, the results of operations of such businesses are included in the Company's results from their respective dates of acquisition. For each acquisition, the aggregate cost over fair value of acquired net assets has been assigned principally to purchased research and development in process and software development costs based on their estimated fair market values. The portion of the purchase prices allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Amounts allocated to software development costs and other intangibles will be amortized on a straight-line basis over their estimate useful lives not to exceed five years.

     Purchase price allocations were as follows:



                                             LANDCADD        FMS        TOTAL
     Current assets                         $ 122,603                $ 122,603
     Property and equipment                    67,987    $ 31,125       99,112
     Software development costs and
      other intangibles                        75,043      59,640      134,683
     Purchased research and development
      in process                              719,529     319,235    1,038,764
     Current liabilities                     (128,044)                (128,044)
     Non-current liabilities                  (37,538)                 (37,538)
                                          -----------    --------   ----------

                                            $ 819,580    $410,000   $1,229,580
                                            =========    ========   ==========

     The following table presents selected unaudited pro forma financial information for the year ended June 30, 1995, assuming the companies had combined as of the beginning of the period. For purposes of this pro forma financial information, the $1,038,764 charge for purchased research and development has been eliminated to more appropriately reflect operations on a recurring basis.


                                                                        1995
     Net revenues                                                   $17,064,004
     Income from continuing operations                                2,045,441
     Net income                                                       2,045,441

     Income from continuing operations per
      common and common equivalent share                            $      0.53
     Net income per common and common
      equivalent share                                                     0.53

     Weighted average common and common
      equivalent shares outstanding                                   3,884,721


     The pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions occurred as of the beginning of each respective period, or future results.

4.   INVESTMENTS

     Investments represents U.S. Treasury Notes. Notes due in one year or less have interest rates ranging from 5.625-7.00% with maturity dates ranging from September 30, 1996 to June 30, 1997. Market value at June 30, 1996 for these investments was approximately $7,513,281. The Company holds one note due after one year with an interest rate of 5.25% and a maturity date of December 31, 1997. Market value at June 30, 1996 for this investment was approximately $2,473,438.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following as of June 30:


                                                 1996          1995

     Land                                      $   637,400   $   137,400
     Buildings and land improvements             1,723,845     1,723,845
     Building construction in progress           1,198,748
     Computer equipment and purchased            3,143,659     2,007,095
     software
     Furniture and fixtures                        844,877       755,995
     Office equipment                              508,944       313,309
     Vehicles                                       66,399        51,487
                                               -----------   -----------

                                                 8,123,872     4,989,131
     Accumulated depreciation                   (2,178,552)   (1,333,401)
                                               -----------   -----------

                                               $ 5,945,320   $ 3,655,730
                                               ===========   ===========

6.    ACCRUED EXPENSES

      Accrued expenses consist of the following as of June 30:



                                                1996           1995

           Salaries and commissions            $281,874      $  280,013
           Public offering expenses                             515,345
           Other                                684,880         308,590
                                               --------      ----------

                                               $966,754      $1,103,948
                                               ========      ==========


7.   NOTES PAYABLE

     At June 30, 1996, the Company had a $2,000,000 unsecured operating line of credit agreement with the bank which expires December 1, 1996. Borrowings under the line of credit accrue interest at the prime rate (8.25% at June 30, 1996). At June 30, 1996 there was no borrowings outstanding under the line.

8.    LONG-TERM DEBT

      Long-term debt consists of the following as of June 30:

                                          1996      1995
     Community Development Block Grant
     Loan from the City of Dubuque,
     interest at 3%, principal and
     interest payments of $3,973 are
     due quarterly with final payment
     during October 2000,
     collateralized by certain
     equipment purchased with the
     loan proceeds.                      $ 66,662  $ 80,297


     Community Development Block
     Grant Loan from the City of
     Dubuque, interest at 5%,
     interest-only payments were
     due annually through January
     1995, principal and interest
     payments of $28,872 are due
     annually beginning January
     1996 with final payment
     during January 2000,
     collateralized by certain
     equipment purchased with the
     loan proceeds.                       102,378   125,000


     Community Development Block
     Grant Loan from the City of
     Dubuque, interest at 3%,
     principal and interest
     payments of $7,946 are due
     quarterly with final payment
     during February 2002,
     collateralized by certain
     inventory, accounts
     receivable, equipment and
     fixtures of the Company and
     guaranteed by certain
     stockholders of the Company.         167,284   193,554


     Note payable acquired in
     acquisition of ECOM,
     interest at 5.25%, interest
     and principal payments of
     $1,235 quarterly with final
     payment in September, 1998.           11,446


     Non-interest bearing note
     payable to the former owners
     of LANDCADD for contingent
     revenue payment, due in
     quarterly installments of
     $25,689 with final payment
     during December 1997, net of
     unamortized discount of
     $15,145 based on an imputed
     interest rate of 9%.                 164,675


     Community Economic Betterment
     Account Loan from the Iowa
     Department of Economic
     Development, non-interest
     bearing note requiring
     annual payments of $28,571
     beginning November 1995 with
     final payment in November
     2001, collateralized by
     certain equipment purchased
     with the loan proceeds and
     guaranteed by certain
     stockholders of the Company.
     Borrowings become due upon
     demand should the Company
     not meet certain employment
     obligations as of August 31,
     1995, and for a thirteen
     week period thereafter.              171,429   200,000




                                                           1996         1995
    Non-interest bearing note payable to the former
    owners of LANDCADD, due in quarterly installments
    of $16,667 with final payment during December 1997,
    net of unamortized discount of $9,829 based on an
    imputed interest rate of 9%.                          106,836     147,770
                                                         --------    --------

                                                          790,710     746,621

    Less current portion                                  288,523     146,295
                                                         --------    --------

                                                         $502,187    $600,326
                                                         ========    ========

    At June 30, 1996, future principal payments on long-term debt for each of the five years in the period ended June 30, 2001 are $182,531, $99,627, $101,040, $66,933, and $52,056, respectively.

9.  COMMUNITY ECONOMIC BETTERMENT ACCOUNT ("CEBA") FORGIVABLE LOAN

    The CEBA Agreement is an agreement between the Iowa Department of Economic Development ("Department"), the City of Dubuque, Iowa, and the Company with the funds designated to purchase machinery, equipment, and furnitures and fixtures. It is collateralized by a purchase money security interest covering machinery and equipment purchased with the loan proceeds and a personal guarantee from certain stockholders of the Company.

    As the Company has met certain employment obligations outlined in the agreement, repayment of principal and interest under the loan has been temporarily waived until September 30, 1996. Provided these obligations continue to be satisfied as of September 30, 1996, repayment of principal and interest will be permanently waived. Upon the Department granting permanent forgiveness, the Company will recognize the $110,000 principal and any accrued interest (none at June 30, 1996 or 1995) as income. Should the obligations not be met, interest will accrue at 9%.

10. STOCKHOLDERS' EQUITY

    On August 5, 1994, the Company repurchased, and subsequently retired, 1,625,000 shares of its common stock from a former shareholder for $991,264. Additionally, the provisions of the repurchase agreement required an additional payment upon the completion of a public stock offering prior to June 30, 2001. On May 12, 1995, the Company made an additional $133,390 payment to satisfy the terms of the agreement.

    On May 3, 1995, the Company, formerly an Iowa corporation, reincorporated in the state of Delaware. In conjunction with this reincorporation, the number of authorized shares of common stock was increased to 20,000,000 and the related par value per share was increased from $.0001 to $.01. Additionally, the Board of Directors was authorized to issue an aggregate of 1,000,000 shares of preferred stock with a $.01 par value per share. The specific terms of the preferred stock, including number of shares, dividend rate, voting rights, and conversion and redemption provisions, are to be determined by the Board of Directors upon issuance.

    Certain of the Company's loan agreements prohibit the payment of dividends on the Company's capital stock without prior written consent.

11. INCOME TAXES

    Income tax expense consists of the following for the years ended June 30:

                                         1996         1995        1994

      Current:
       Federal                        $1,213,729   $ 929,522    $203,690

       State                              31,728     (23,257)      9,579
                                      ----------   ---------    --------

      Total current                    1,245,457     906,265     213,269
                                      ----------   ---------    --------

      Deferred:
       Federal                          (141,234)   (333,590)    (35,867)
       State                              (4,591)    (13,769)         65
                                      ----------   ---------    --------

      Total deferred                    (145,825)   (347,359)    (35,802)
                                      ----------   ---------    --------

      Income tax expense              $1,099,632   $ 558,906    $177,467
                                      ==========   =========    ========

    See Note 14 regarding income tax expense related to discontinued operations.

    The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                         1996        1995        1994

Product development costs             $ (19,632)  $ (88,865)   $(139,321)
Depreciation                           (141,338)    (37,322)     (64,560)
Accrual to cash basis amortization     (115,410)   (230,819)    (346,229)
Purchased research and development      329,073     353,310
Research and development
 tax credits                                                     134,561
Deferred revenues                        27,440      54,880       82,320
Prepaid expenses                        (52,528)   (116,011)     (16,098)
Allowance for bad debts                  44,235      42,008        2,355
Land acquired from Partnership           79,625      79,625
Building acquired from Partnership      258,143     226,650
Other                                    85,747      66,074       42,868
Iowa new jobs credits                   178,000     154,000
Valuation allowance                    (178,000)   (154,000)
                                      ---------   ---------    ---------

                                      $ 495,355   $ 349,530    $(304,104)
                                      =========   =========    =========

      The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the years ended June 30, 1996 and 1995, the Company's management determined that approximately $190,000 and $170,000 of tax credits, respectively, are available to the Company since their agreement was entered into (see Note
      17). However, as the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa, only $16,000 in credits were used to reduce 1995 Iowa state taxes. Approximately $12,000 in credits will be used to reduce 1996 Iowa state taxes. The credits of $142,000 remaining as of June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. The additional credits of $36,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. Management has fully reserved the deferred tax asset related to the credit carryforward as they believe it is more likely than not that the benefit of the carryforward will not be fully realized prior to its expiration.

      Reconciliations of income tax expense with income tax expense computed using statutory federal rates are as follows for the years ended June 30:


                                        1996         1995        1994

      Computed statutory expense     $1,111,611    $656,580    $250,749
      State income taxes, net of
       federal tax benefit               17,910     (24,437)      6,269
      Research and development
       tax credits                                  (84,134)    (75,550)
      Other                             (29,889)     10,897      (4,001)
                                     ----------    --------    --------

      Income tax expense             $1,099,632    $558,906    $177,467
                                     ==========    ========    ========

12.   EXPORT SALES

      Net revenues consisted of the following for the years ended June 30:


                                        1996          1995         1994

      Domestic                       $17,958,882   $14,115,389   $8,426,887
      Export - Canada                    639,210       333,299      193,780
      Export - Other                     564,032     1,382,730      306,653
                                     -----------   -----------   ----------

                                     $19,162,124   $15,831,418   $8,927,320
                                     ===========   ===========   ==========

13.   EMPLOYEE BENEFITS

      Profit Sharing - Effective January 1, 1993, the Company established a profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 1996, 1995 and 1994, the Company's matching contributions were $12,700, $10,313 and $5,505, respectively.

      Stock Options - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Stock Option Plan (the "Plan") which allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 750,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. No stock options may be issued under the Plan after May 1, 2005. Concurrent with the offering, the Company granted 153,550 options under the Plan at $13 per share. During the year ending June 30, 1996 an additional 81,300 options were granted by the Company under the plan at prices from $9.94 to $20.875 per share. Due to terminations throughout the year, there were 203,530 options outstanding at June 30, 1996. As of June 30, 1996 and 1995, no options had yet been exercised.

      Employee Stock Purchase Plans - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, became effective on July 1, 1995, permitting eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares will be purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period and 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 100,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 100,000 shares have been sold.

14.   LEASES

      The Company leases certain office space and vehicles under operating leases. Rent expense for the years ended June 30, 1996, 1995 and 1994, was $185,425, $73,307 and $34,492, respectively. During 1994, the Company began subleasing a portion of the leased office space to another company. Sublease income for the years ended June 30, 1996, 1995 and 1994 was $18,600, $25,351, and $5,000, respectively.

      At June 30, 1996, future minimum rental payments due under operating leases, net of sublease income, for each of the five years in the period ended June 30, 2001 are $78,464, $56,787, $1,778, $1,778 and $1,778,
      respectively.

15.   DISCONTINUED HARDWARE OPERATIONS

      In October 1993, the Company discontinued its computer hardware manufacturing division.

      The results of operations of the computer hardware manufacturing division consisted of the following for the year ended June 30, 1994:


      Revenue                                            $ 795,693
      Expenses                                             988,129
                                                         ---------

      Loss from operations before income tax benefit      (192,436)
                                                         ---------

      Income tax benefit:
       Current                                              39,894
       Deferred                                             27,212
                                                         ---------
                                                            67,106
                                                         ---------

      Loss from discontinued operations               $(125,330)
                                                      =========

16.   RELATED PARTY TRANSACTIONS

      Prior to June 30, 1995, the Company leased its facility from the Partnership. On June 30, 1995, the Company purchased the facility from the Partnership. The purchase price was $2,750,000, an amount determined by the Company's Board of Directors to be the current fair market value of the property based on a recent independent appraisal, consisting of $2,632,275 cash and forgiveness of a note payable to the Company of $117,725. However, the property is reflected on the Company's books at the Partnership's historical net book value ($1,874,929 at June 30, 1995). The $875,071 difference between the net book value and purchase price has been recorded as a reduction of retained earnings, net of deferred taxes of $306,275.

      As discussed in Note 1, the June 30, 1995 and 1994 Statements of Income represent the historical combined operations of the Company and the Partnership. Condensed Partnership financial information, prior to eliminations, is presented below.


                                              1995       1994

      Statements of Income:
       Rent income - Company                $221,457   $199,432
       Depreciation expense                   71,375     64,198
       Interest and other expenses           165,771    132,586


17.   INDUSTRIAL NEW JOBS TRAINING AGREEMENT

      On September 14, 1992, the Company entered into a ten-year Industrial New Jobs Training Agreement (the "Training Agreement") with Northeast Iowa Community College, Calmar, Iowa, to educate and train certain employees. The Training Agreement will provide the company with approximately $146,000 in the form of reimbursement for training expenses incurred by the Company during the term of the agreement. As of June 30, 1995, the full $146,000 had been received by the Company.

      On December 13, 1993 an addendum to the Training Agreement was entered into. This addendum increased the amount of reimbursement for training expenses incurred by the Company during the terms of the agreement by approximately $216,000. As of June 30, 1996 and 1995, $118,500 and $97,500
      had been received by the Company, respectively.

      In May 1996, a second addendum to the Training Agreement was entered into. This addendum increased the amount of reimbursement for training expenses incurred by the Company during the terms of the agreement by approximately $288,000. As of June 30, 1996 the Company had not received reimbursement under this addendum.

18.   SUBSEQUENT EVENT

      On July 29, 1996, the Company purchased substantially all assets of Computer Integrated Building Corporation, a developer and marketer of computer software.

      The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the

      Company in connection with the sale of Computer Integrated Building Corporation's products, during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400, during the 12 month period ending July 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and former owners.


                                  * * * * * *

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 1996            EAGLE POINT SOFTWARE CORPORATION


                                        /s/  Rodney L. Blum
                                        ------------------------------
                                        Rodney L. Blum
                                        Chairman of the Board, President and
                                        Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 27th day of September, 1996.


     Name                            Capacity
     ----                            --------

/s/ Rodney L. Blum                   Chairman of the Board,
- -----------------------              President, Chief Executive Officer and
Rodney L. Blum                       Director (principal executive officer)


/s/ Dennis J. George                 Vice President, Chief
- -----------------------              Financial Officer, Secretary, Treasurer
Dennis J. George                     and Director (principal financial and
                                     accounting officer)


/s/ John F. Biver                    Vice President and Director
- -----------------------
John F. Biver


/s/ James Hickey                     Director
- -----------------------
James Hickey


/s/ Thomas Miller                    Director
- -----------------------
Thomas Miller

                                 Exhibit Index
                                 -------------



 Exhibit No.                            Description
 -----------                            -----------
   3.1*                 --  Certificate of Incorporation of the Company.

   3.2*                 --  By-laws of the Company.

  10.1*                 --  Loan Agreement between the Company and
                            the City of Dubuque, dated January 20, 1992.

  10.2*                 --  Loan Agreement between the Company and
                            the City of Dubuque, dated July 6, 1993.

  10.3*                 --  Loan Agreement between the Company and
                            the City of Dubuque, dated May 16, 1994.

  10.4*                 --  Community Economic Betterment Account
                            Agreement between the Company and the
                            Iowa Department of Economic Development,
                            dated July 18, 1991.

  10.5*                 --  Community Economic Betterment Account
                            Agreement between the Company and the
                            Iowa Department of Economic Development,
                            dated July 15, 1993.

  10.6*                 --  Asset Purchase Agreement between the
                            Company and Facility Mapping Systems,
                            Inc., dated March 31, 1995.

  10.7*                 --  Asset Purchase Agreement between the
                            Company and LANDCADD, Inc., dated
                            January 1, 1995.

  10.8*                 --  Redemption Agreement between the
                            Company, and Scott J. Taylor, dated
                            August 5, 1994.

 .10.9****              --  Employment Agreement with Rodney L. Blum.

 .10.10****             --  Employment Agreement with Dennis J. George.

 .10.11****             --  Employment Agreement with John F. Biver.

 .10.12**               --  Eagle Point Software Corporation Stock
                            Option Plan.

                                                                     Sequential
Exhibit No.                           Description                    Page Number
- -----------                           -----------                    -----------

 .10.13***            --  Eagle Point Software Corporation Stock
                          Purchase Plan.

  10.14*              --  Purchase Agreement between VisionOne
                          Partnership and the Company, dated as
                          of May 1, 1995.

  10.15*              --  Indemnification Agreement among the
                          Company, Rodney L. Blum, John F. Biver
                          and Dennis J. George.

  10.16*****              Merger Agreement between the
                          Company and ECOM Associates, Inc.,
                          dated November 9, 1995.

  10.17*****              Asset Purchase Agreement between the
                          Company and Computer Integrated
                          Building Corporation, dated July 29,
                          1996.

  11.1*****           --  Statement re: computation of per share
                          earnings.

  21.1*****               Subsidiaries

  23.1*****           --  Consent of Deloitte & Touche LLP.

  27*****                 Financial Data Schedule

- -------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91950)
** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914)
*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918)
****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K
*****  Filed herewith.

 .      Indicates management contract or compensatory plan or arrangement.