Form 10-K/A
period 1996-06-30
EAGLE POINT SOFTWARE CORP
filed 1996-10-02
CIK 945066

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-26170

                       EAGLE POINT SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)


                  DELAWARE                                 42-1204819
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

Date:  October 2, 1996               EAGLE POINT SOFTWARE CORPORATION


                                        /s/  Rodney L. Blum
                                        ------------------------------
                                        Rodney L. Blum
                                        Chairman of the Board, President and
                                        Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 2nd day of October, 1996.


     Name                            Capacity
     ----                            --------

/s/ Rodney L. Blum                   Chairman of the Board,
-----------------------              President, Chief Executive Officer and
Rodney L. Blum                       Director (principal executive officer)


/s/ Dennis J. George                 Vice President, Chief
-----------------------              Financial Officer, Secretary, Treasurer
Dennis J. George                     and Director (principal financial and
                                     accounting officer)


/s/ John F. Biver                    Vice President and Director
-----------------------
John F. Biver


/s/ James Hickey                     Director
-----------------------
James Hickey


/s/ Thomas Miller                    Director
-----------------------
Thomas Miller