Form 10-Q
period 1996-09-30
EAGLE POINT SOFTWARE CORP
filed 1996-11-14
CIK 945066

_______________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended September 30, 1996
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______________to_______________

Commission file number:  0-26170

                        EAGLE POINT SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                               42-1204819
    or other jurisdiction of        (I.R.S. employer identification number)
 incorporation or organization)

                  4131 WESTMARK DRIVE, DUBUQUE, IA  52002-2627
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

Common Stock, par value $.01 per share, outstanding as of November 14, 1996:
4,941,730 shares
_______________________________________________________________________________

                        EAGLE POINT SOFTWARE CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                     INDEX


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                          PAGE
                                                                          ----
  Item 1.  Financial Statements (Unaudited)

           Balance Sheets -
           September 30, 1996 and June 30, 1996                            3

           Statements of Income -
           for the three months ended September 30, 1996 and 1995          5

           Statements of Cash Flows -
           for the three months ended September 30, 1996 and 1995          6

           Notes to Financial Statements                                   8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

                          PART II. OTHER INFORMATION
                          --------------------------

  Item 5.  Other Information                                               12

  Item 6.  Exhibits and Reports on Form 8-K                                12


           SIGNATURES                                                      13



                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      SEPTEMBER 30,    JUNE 30,
                                                          1996          1996
                                                      -------------  -----------
                                                       (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 4,509,034   $ 3,106,704
  Short-term investments                                 4,997,265     7,508,561
  Accounts receivable (net of
   allowances of $192,300 and $251,344,
   respectively)                                         2,495,225     3,857,170
  Income tax receivable                                     90,966
  Interest receivable                                      106,831       255,290
  Inventories                                              565,801       369,172
  Prepaid expenses                                         325,607       150,081
  Other assets                                              30,003        22,933
                                                       -----------   -----------
          Total current assets                          13,120,732    15,269,911

INVESTMENTS                                              2,471,724     2,466,032
PROPERTY & EQUIPMENT (net of
 accumulated depreciation of $2,398,487
 and $2,178,552, respectively)                           7,293,332     5,945,320
SOFTWARE DEVELOPMENT COSTS (net of
 accumulated amortization of
 $245,334 and $242,753, respectively)                      401,808       213,417
GOODWILL (net of accumulated
 amortization of $66,191 and
 $52,600, respectively)                                    213,646       203,174
DEFERRED INCOME TAXES                                      497,945       497,945
                                                       -----------   -----------
TOTAL ASSETS                                           $23,999,187   $24,595,799
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                    $   254,436   $   288,523
  Accounts payable                                         515,351       252,768
  Accrued expenses                                       1,018,003       966,754
  Income taxes payable                                           0         3,051
  Deferred revenues                                        902,591     1,540,998
  Deferred income taxes                                      2,590         2,590
                                                       -----------   -----------
          Total current liabilities                      2,692,971     3,054,684

LONG-TERM DEBT                                             450,017       502,187
CEBA FORGIVABLE LOAN                                             0       110,000
                                                       -----------   -----------
          Total liabilities                            $ 3,142,988   $ 3,666,871
                                                       -----------   -----------

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS (CONTINUED)
--------------------------------------------------------------------------------



                                                       SEPTEMBER 30,     JUNE 30,
                                                       -------------   ----------
                                                           1996           1996
STOCKHOLDERS' EQUITY:                                   (Unaudited)     (Audited)
Preferred stock, $.01 par value;
  1,000,000 shares authorized; none
  issued at September 30, 1996 and June 30, 1996

Common stock, $.01 par value;
  20,000,000 shares authorized; 4,941,730 shares
  issued and outstanding at
  September 30, 1996 and June 30, 1996                     49,417          49,417

Additional paid-in capital                             17,535,942      17,535,942
Retained earnings                                       3,270,840       3,343,569
                                                      -----------     -----------
          Total stockholders' equity                   20,856,199      20,928,928
                                                      -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $23,999,187     $24,595,799
                                                      ===========     ===========

                      SEE NOTES TO FINANCIAL STATEMENTS.

EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ------------------------
                                                       1996         1995
                                                    (Unaudited)  (Unaudited)
Net revenues:
  Product sales                                     $3,071,748   $3,771,505
  Training and support                               1,080,687    1,034,713
                                                    ----------   ----------
     Total net revenues                              4,152,435    4,806,218
                                                    ----------   ----------

Cost of revenues:
  Product sales                                      1,076,348    1,099,354
  Training and support                                 171,199      163,044
                                                    ----------   ----------
     Total cost of revenues                          1,247,547    1,262,398
                                                    ----------   ----------

Gross profit                                         2,904,888    3,543,820
                                                    ----------   ----------

Operating expenses:
  Selling and marketing                              1,421,815    1,532,382
  Research and development                             911,904      837,716
  General and administrative                           509,248      367,451
  Charge for purchased research and
   development and other acquisition related costs     475,393
                                                    ----------   ----------
     Total operating expenses                        3,318,360    2,737,549
                                                    ----------   ----------

Operating income (loss)                               (413,472)     806,271

Other income (expense):
  Interest income (expense)                            158,700      204,168
  Other income, net                                    119,662        2,337
                                                    ----------   ----------

Income (loss) before income taxes                     (135,110)   1,012,776
Income tax expense (benefit)                           (62,381)     330,636
                                                    ----------   ----------

Net income (loss)                                     ($72,729)  $  682,140
                                                    ==========   ==========


Weighted average common and common equivalent
  shares outstanding                                 4,941,730    4,968,544
                                                    ==========   ==========
Net income (loss) per common and common
 equivalent share                                       ($0.01)       $0.14
                                                    ==========   ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                               1996             1995
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $  (72,729)     $   682,140
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization              233,526          165,059
    Amortization of software
     development costs                          43,830           79,997
    Charge for purchased research and
     development                               475,393
    Forgiveness of CEBA Loan                  (110,000)
    Changes in assets and liabilities:
     Accounts receivable                     1,361,945         (440,844)
     Interest receivable                       148,459
     Income tax receivable                     (90,966)
     Inventories                              (196,629)          36,733
     Prepaid expenses                         (175,526)        (256,021)
     Accounts payable                          262,583         (203,395)
     Income taxes payable                       (3,051)        (280,765)
     Deferred revenues                        (638,407)          10,728
     Accrued expenses                           51,249         (359,684)
     Other                                      (7,070)            (883)
                                            ----------      -----------
          Net cash provided by (used
           in) operating activities          1,282,607         (566,935)
                                            ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in short-term bills              2,505,603
 Purchases of property and equipment, net   (1,547,947)        (241,468)
 Purchases of software                        (200,000)
 Payments to acquire companies, net of
  cash acquired                               (551,676)
                                            ----------      -----------
          Net cash provided by (used
           in) investing activities            205,980         (241,468)
                                            ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                    (86,257)          (3,064)
                                            ----------      -----------
          Net cash provided by (used
           in) financing activities            (86,257)          (3,064)
                                            ----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS      1,402,330         (811,467)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         3,106,704       15,742,926
                                            ----------      -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                              $4,509,034      $14,931,459
                                            ==========      ===========


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)
-----------------------------------------------------------------------

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------
                                             1996             1995
                                          (Unaudited)      (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
 Interest expense                           $ 13,526         $  5,295
                                          ==========       ==========

 Income taxes                               $316,165         $617,248
                                          ==========       ==========


                       SEE NOTES TO FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1996 and June 30, 1996, and the results of operations and cash flows for the three-month period ended September 30, 1996 and 1995.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1996.

2.  INCOME TAXES

Income taxes differ from statutory rates principally due to research and development tax credits. The research and development tax credits expired and were not available for the period July 1, 1995 to June 30, 1996. Effective July 1, 1996 through June 30, 1997, the federal government has reinstated the research and development tax credits. No assurance can be given that this tax credit will continue beyond June 30, 1997.

3.  BUSINESS COMBINATION

On July 29, 1996, the Company purchased substantially all of the assets of Computer Integrated Building Corporation, a California Corporation ("CIBC"). The purchase price was $551,676 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and the former owners of CIBC. CIBC, located in Sebastopol, California, is a software developer for the home builder marketplace.

4.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('FAS123'). FAS123 encourages companies to adopt a fair value method of accounting for employee stock-based compensation and requires fair value accounting for equity instrument issued to non-employees. FAS123, which is effective for fiscal years beginning after December 15, 1995, also requires certain disclosures regarding the fair value of stock-based arrangements. Management has decided not to adopt the fair value method of accounting for employee stock-based compensation.

5.  CEBA FORGIVABLE LOAN

The Company entered into an agreement with the Iowa Department of Economic Development, and the City of Dubuque, Iowa for the purpose of securing a forgivable loan in support of economic development. The proceeds from the loan were designated to purchase machinery, equipment, and furniture and fixtures.

As the Company has met all the necessary requirements outlined in the agreement for waiver of the principal and interest as of September 30, 1996, the Company has recognized the $110,000 principal as other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net revenues decreased by $654,000, or 13.6%, to $4.2 million for the three months ended September 30, 1996 (the "1996 Period"), from $4.8 million for the three months ended September 30, 1995 (the "1995 Period"). While the Company experienced a decrease in product sales, the Company experienced growth in training and support revenues. The decrease in product sales was primarily attributable to a soft AutoCAD and AutoCAD-related market as well as the negative impact from customers delaying purchases of Eagle Point products as they invest in upgrading their hardware and software as they move from DOS to Windows. These market conditions have negatively effected the Company's results of operations over the past four quarters and there can be no assurance that such conditions will not continue to adversely effect the Company's net revenues or results of operations. Training and support revenues during the 1996 Period were favorably affected by the Company's larger installed base of customers and an increased emphasis by the Company on customer training.

     Gross profit decreased $639,000, or 18.0%, to $2.9 million for the 1996 Period from $3.5 million for the 1995 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues decreased to 70.0% in the 1996 Period from 73.7% in the 1995 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 65.0% in the 1996 Period from 70.9% in the 1995 Period primarily due to a reduced percentage of sales of Eagle Point's software products and an increased percentage of resales of AutoCAD in the sales mix. The sales of Eagle Point products, which carry with them a higher gross profit margin, decreased to 80% of product sales in the 1996 Period from 81.4% in the 1995 Period. The resales of AutoCAD, which carry with them a lower gross profit margin, increased to 20.0% of product sales in the 1996 Period from 18.4% in the 1995 Period. Gross profit as a percentage of corresponding net revenues relating to training and support in the 1996 Period remained the same as in the 1995 Period at 84.2%.

     Selling and marketing expense decreased $111,000, or 7.2%, to $1.4 million in the 1996 Period from $1.5 million in the 1995 Period. As a percentage of net revenues, selling and marketing expenses increased to 34.2% in the 1996 Period from 31.9% in the 1995 Period. The decrease in expenses was primarily attributable to lower personnel costs associated with a reduced selling and marketing staff size.

     Research and development expense increased $74,000, or 8.9%, to $912,000 in the 1996 Period from $838,000 in the 1995 Period. As a percentage of net revenues, research and development expenses increased to 22.0% in the 1996 Period from 17.4% in the 1995 Period. The increase is primarily attributable to higher personnel costs associated with an expanded research and development staff.

     General and administrative expense increased $142,000, or 38.6%, to $509,000 in the 1996 Period from $367,000 in the 1995 Period. As a percentage of net revenues, general and administrative expense increased to 12.3% in the 1996 Period from 7.6% in the 1995 Period. This increase is due to increased costs relating to the Company's expansion of the facilities, risk

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

management costs, and higher personnel costs associated with increased general and administrative staff.

     Operating income from continuing operations decreased to a net loss of $413,000 in the 1996 Period from $806,000 in the 1995 Period. Excluding the $475,000 charge for purchased research and development incurred in the 1996 Period in connection with the CIBC acquisition, operating income from continuing operations decreased $744,000 to $62,000 in the 1996 Period from $806,000 in the 1995 Period, and as a percentage of revenues decreased to 1.5% in the 1996 Period from 16.8% in the 1995 Period, as a result of the factors described above.

     Interest expense increased $8,000 to $14,000 in the 1996 Period from $6,000 in the 1995 Period. Interest income decreased $37,000 to $173,000 in the 1996 Period from $210,000 in the 1995 Period. The decrease in interest income was due to a reduction in the Company's cash and cash investment primarily relating to the funding of the expansion of the Company's headquarters and principal operating facilities located in Dubuque, Iowa.

     The Company received a non-recurring one-time gain of $110,000 in other income in the 1996 Period. The gain resulted from the scheduled forgiveness of debt relating to an economic development loan the Company received from the State of Iowa (See Note 5 of "Notes to Financial Statements"). None of the Company's current indebtedness are forgivable loans nor does the company expect to receive any additional forgivable loans in the future.


LIQUIDITY AND CAPITAL RESOURCES

     Since November 1995, the Company has been in the process of expanding the Dubuque Facility. The Company estimates the cost of the expansion project including related data systems, furniture and equipment to be between $3.5 million and $4.0 million. As of September 30, 1996, the Company had expended $2.7 million toward this expansion project.

     On July 29, 1996, the Company completed the CIBC acquisition. The purchase price was $551,676 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997.

     The Company's financial position remains strong, with working capital of $10.4 million and long-term debt of only $450,000. Cash, short-term, and long-term investments aggregated approximately $11.9 million at September 30, 1996. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1997.

                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On July 29, 1996, the Company purchased substantially all of the assets of Computer Integrated Building Corporation, a California Corporation ("CIBC"). The purchase price was $551,676 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and the former owners of CIBC. CIBC, located in Sebastopol, California, is a software developer for the home builder marketplace.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11   Statement Regarding Computation of Net Earnings Per Share
          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                  EAGLE POINT SOFTWARE CORPORATION
                                  --------------------------------
                                            (Registrant)



Date:  November 14, 1996            BY:   /s/  Rodney L. Blum
------------------------            ------------------------------------------
                                         Rodney L. Blum
                                         Chairman, President and Chief
                                         Executive Officer



Date:  November 14, 1996            BY:   /s/  Dennis J. George
------------------------            ------------------------------------------
                                         Dennis J. George
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                Description                              Page No.
-----------                                -----------                              --------

     11                ---  Statement re:  computation of net earnings per share
     27                ---  Financial Data Schedule


EXHIBIT 11

EAGLE POINT SOFTWARE CORPORATION
STATEMENT REGARDING COMPUTATION OF NET EARNINGS PER SHARE
--------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                1996                1995
SHARES USED IN DETERMINING PRIMARY EARNINGS
  PER SHARE:

Weighted average common shares outstanding                    4,941,730           4,912,000

Net effect of stock options based on the treasury stock
  method using the average market price during the period             0              56,544
                                                              ---------           ---------
     Total weighted average common and common equivalent
        shares outstanding                                    4,941,730           4,968,544
                                                              =========           =========

SHARES USED IN DETERMINING FULLY DILUTED
  EARNINGS PER SHARE:

Weighted average common shares outstanding                    4,941,730           4,912,000

Net effect of stock options based on the treasury stock
  method using the average market price or market price
  at the end of the period, whichever is higher                       0              56,544
                                                              ---------           ---------

     Total weighted average common and common equivalent
        shares outstanding                                    4,941,730           4,968,544
                                                              =========           =========