Form 10-Q
period 1996-12-31
EAGLE POINT SOFTWARE CORP
filed 1997-02-14
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended December 31, 1996
                                     -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                to
                                     ---------------  --------------
Commission file number: 0-26170

                       EAGLE POINT SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     42-1204819
(State or other jurisdiction of               (I.R.S. employer identification
incorporation or organization)                number)

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

Common Stock, par value $.01 per share, outstanding as of February 11, 1997:
4,941,730 shares
----------------

--------------------------------------------------------------------------------

                       EAGLE POINT SOFTWARE CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996
                                     INDEX


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements (Unaudited)

          Balance Sheets -
          December 31, 1996 and June 30, 1996                                3

          Statements of Operations -
          for the three months ended December 31, 1996 and 1995
          and the six months ended December 31, 1996 and 1995                5

          Statements of Cash Flows -
          for the six months ended December 31, 1996 and 1995                6

          Notes to Financial Statements                                      8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10


                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.   Legal Proceedings                                                  13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

          SIGNATURES                                                         14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------

                                            DECEMBER 31,        JUNE 30,
                                            ------------       ----------
                                                1996              1996
ASSETS                                      (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                  $ 5,980,489      $ 3,106,704
  Short-term investments                       4,973,576        7,508,561
  Accounts receivable (net of
    allowances of $349,832 and $251,344,
    respectively)                              2,235,110        3,857,170
  Income tax receivable                          570,370
  Interest receivable                                             255,290
  Inventories                                    483,556          369,172
  Prepaid expenses                               262,457          150,081
  Other assets                                    15,915           22,933
                                             -----------      -----------
          Total current assets                14,521,473       15,269,911

INVESTMENTS                                                     2,466,032
PROPERTY & EQUIPMENT (net of accumulated
  depreciation of $2,666,030 and
  $2,178,552, respectively)                    7,618,856        5,945,320
SOFTWARE DEVELOPMENT COSTS (net of
  accumulated amortization of
  $195,554 and $242,753, respectively)           392,911          213,417
GOODWILL (net of accumulated amortization
  of $80,183 and $52,600, respectively)          199,654          203,174
DEFERRED INCOME TAXES                            497,946          497,945
                                             -----------      -----------
TOTAL ASSETS                                 $23,230,840      $24,595,799
                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $   283,180      $   288,523
  Accounts payable                               264,529          252,768
  Accrued expenses                             1,023,914          966,754
  Income taxes payable                                              3,051
  Deferred revenues                              683,239        1,540,998
  Deferred income taxes                            2,590            2,590
                                             -----------      -----------
          Total current liabilities            2,257,452        3,054,684

LONG-TERM DEBT                                   343,453          502,187
CEBA FORGIVABLE LOAN                                   0          110,000
                                             -----------      -----------
     Total liabilities                       $ 2,600,905      $ 3,666,871
                                             -----------      -----------


EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS (CONTINUED)
--------------------------------------------------------------------

                                            DECEMBER 31,       JUNE 30,
                                            ------------       ---------
                                                1996             1996
STOCKHOLDERS' EQUITY:                       (Unaudited)        (Audited)
Preferred stock, $.01 par value;
  1,000,000 shares authorized; none
  issued at December 31, 1996 and
  June 30, 1996
Common stock, $.01 par value;
  20,000,000 shares authorized;
  4,941,730 shares issued and
  outstanding at December 31, 1996
  and June 30, 1996                               49,417             49,417
Additional paid-in capital                    17,535,942         17,535,942
Retained earnings                              3,044,576          3,343,569
                                             -----------        -----------
          Total stockholders' equity          20,629,935         20,928,928
                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'          $23,230,840        $24,595,799
  EQUITY                                     ===========        ===========


SEE NOTES TO FINANCIAL STATEMENTS


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                DECEMBER 31,              DECEMBER 31,
                                        -------------------------   -----------------------
                                             1996         1995         1996         1995
                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Net revenues:
  Product sales                           $3,193,667   $3,877,831   $6,265,415   $7,649,336
  Training and support                       925,427    1,153,559    2,006,114    2,188,272
                                          ----------   ----------   ----------   ----------
          Total net revenues               4,119,094    5,031,390    8,271,529    9,837,608
                                          ----------   ----------   ----------   ----------

Cost of revenues:
  Product sales                            1,071,915    1,087,197    2,148,263    2,186,551
  Training and support                       224,539      179,720      395,738      342,764
                                          ----------   ----------   ----------   ----------
          Total cost of revenues           1,296,454    1,266,917    2,544,001    2,529,315
                                          ----------   ----------   ----------   ----------

Gross profit                               2,822,640    3,764,473    5,727,528    7,308,293
                                          ----------   ----------   ----------   ----------

Operating expenses:
  Selling and marketing                    1,588,445    1,627,066    3,010,260    3,159,448
  Research and development                   888,849      836,457    1,800,753    1,674,173
  General and administrative                 665,012      413,010    1,174,260      780,461
  Charge for purchased research
   and development and other
   acquisition related expenses                            40,342      475,393       40,342
  Charge for claims, settlements
   and contingencies                        234,794                    234,794
                                          ----------   ----------   -----------------------
          Total operating expenses         3,377,100    2,916,875    6,695,460    5,654,424
                                          ----------   ----------   -----------------------

Operating income (loss)                     (554,460)     847,598     (967,932)   1,653,869

Other income (expense):
  Interest income, net of interest
   expense                                   153,041      181,336      311,741      385,504
  Other income (expense), net                   (118)      14,440      119,544       16,777
                                          ----------   ----------   ----------   ----------

Income (loss) before income taxes           (401,537)   1,043,374     (536,647)   2,056,150
Income tax expense (benefit)                (175,272)     357,681     (237,653)     688,317
                                          ----------   ----------   ----------   ----------

Net income (loss)                          ($226,265)  $  685,693    ($298,994)  $1,367,833
                                          ==========   ==========   ==========   ==========


Weighted average common and common
 equivalent shares outstanding             4,941,730    4,971,559    4,941,730    4,970,183
                                          ==========   ==========   ==========   ==========

Net income (loss) per common and common
  equivalent share                            ($0.05)       $0.14       ($0.06)       $0.28
                                          ==========   ==========   ==========   ==========

SEE NOTES TO FINANCIAL STATEMENTS


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------

                                          SIX MONTHS ENDED DECEMBER 31,
                                          -----------------------------
                                              1996            1995
                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           ($298,994)    $ 1,367,833
  Adjustments to reconcile net income
   (loss) to net
   cash provided by (used in) operating
    activities:
    Depreciation and amortization              515,061         334,359
    Amortization of software                    95,727         157,562
     development costs
    Charge for purchased research and          475,393
     development
    Forgiveness of CEBA Loan                  (110,000)
    Changes in assets and liabilities:
      Accounts receivable                    1,622,060      (1,319,217)
      Interest receivable                      255,290
      Income tax receivable                   (570,370)
      Inventories                             (114,384)        (85,430)
      Prepaid expenses                        (112,376)        (60,235)
      Accounts payable                          11,761        (386,071)
      Income taxes payable                      (3,051)       (406,552)
      Deferred revenues                       (857,759)       (172,065)
      Accrued expenses                          57,160          91,798
      Other                                      7,018         (21,113)
                                           -----------     -----------
          Net cash provided by (used
           in) operating activities            972,536        (499,131)
                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in short-term bills             5,001,017
  Purchases of property and equipment,
   net                                      (2,141,015)       (912,294)
  Purchases of software                       (243,000)       (129,500)
  Payments to acquire companies, net of
   cash acquired                              (551,676)
                                           -----------     -----------
          Net cash provided by (used
           in) in investing activities       2,065,326      (1,041,794)
                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                  (164,077)        (62,331)
                                           -----------     -----------
          Net cash used in financing
           activities                         (164,077)        (62,331)
                                           -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS      2,873,785      (1,603,256)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                        3,106,704      15,742,926
                                           -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                            $ 5,980,489     $14,139,670
                                           ===========     ===========


EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------

                                        SIX MONTHS ENDED DECEMBER 31,
                                      ------------------------------
                                             1996           1995
                                         (Unaudited)     (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest expense                           $ 19,787      ($386,737)
                                      ===============   ============

  Income taxes                               $337,104     $1,094,869
                                      ===============   ============


SEE NOTES TO FINANCIAL STATEMENTS



                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of December 31, 1996 and June 30, 1996, and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1996 and 1995.

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

6.  OTHER ITEMS

Other charges of $710,000 were incurred during the six months ended December 31, 1996. The Company incurred non-recurring charges in the quarter ended September 30, 1996, $475,000 related to purchased research and development in connection with the CIBC acquisition. The remaining charge of $235,000 incurred in the quarter ended December 31, 1996, reflected claims, settlements and contingencies relating to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation, the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended December 31, 1996 and the Company's report on Form 10-K for the year ended June 30, 1996.

RESULTS OF OPERATIONS

     Net revenues decreased by $1.5 million, or 15.9%, to $8.3 million for the six months ended December 31, 1996 (the "1996 Period"), from $9.8 million for the six months ended December 31, 1995 (the "1995 Period"). The Company experienced a decrease in product sales, primarily attributable to a soft AutoCAD and AutoCAD-related market, the negative impact from customers delaying purchases of Eagle Point products as they invest in upgrading their hardware and software as they move from DOS to Windows, as well as portions of some of the Company's markets slowing their purchasing decisions as they assimilate the effects of the proposed merger between Autodesk, Inc. and Softdesk, Inc. These market conditions have negatively effected the Company's results of operations over the past five quarters and there can be no assurance that such conditions will not continue to adversely effect the Company's net revenues or results of operations. Training and support revenues decreased by $182,000, or 8.3%, to $2.0 million in the 1996 Period from $2.2 million for the 1995 Period.

     Gross profit decreased $1.6 million, or 21.6%, to $5.7 million for the 1996 Period from $7.3 million for the 1995 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues decreased to 69.2% in the 1996 Period from 74.3% in the 1995 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 65.7% in the 1996 Period from 71.4% in the 1995 Period primarily due to a reduced percentage of sales of Eagle Point's software products and an increased percentage of resales of AutoCAD in the sales mix. The sales of Eagle Point products, which carry with them a higher gross profit margin, decreased to 78.9% of product sales in the 1996 Period from 82.6% in the 1995 Period. The resales of AutoCAD, which carry with them a lower gross profit margin, increased to 21.1% of product sales in the 1996 Period from 17.4% in the 1995 Period. Gross profit as a percentage of corresponding net revenues relating to training and support in the 1996 Period decreased to 80.3% from 84.3% in the 1995 Period due to increased costs associated with providing training to our clients.

     Selling and marketing expense decreased $149,000, or 4.7%, to $3.0 million in the 1996 Period from $3.2 million in the 1995 Period. As a percentage of net revenues, selling and marketing expenses increased to 36.4% in the 1996 Period from 32.1% in the 1995 Period. The decrease in expenses was primarily attributable to lower personnel costs associated with a reduced selling and marketing staff size.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Research and development expense increased $127,000, or 7.6%, to $1.8 million in the 1996 Period from $1.67 million in the 1995 Period. As a percentage of net revenues, research and development expenses increased to 21.8% in the 1996 Period from 17.0% in the 1995 Period. The increase is primarily attributable to higher personnel costs associated with an expanded research and development staff.

     General and administrative expense increased $394,000, or 50.5%, to $1.2 million in the 1996 Period from $781,000 in the 1995 Period. As a percentage of net revenues, general and administrative expense increased to 14.2% in the 1996 Period from 7.9% in the 1995 Period. This increase is due to increased costs relating to the Company's expansion of the facilities, risk management costs, and higher personnel costs associated with increased general and administrative staff.

     Other charges of $710,000 were incurred in the 1996 Period. The Company incurred non-recurring charges $475,000 related to purchased research and development in connection with the CIBC acquisition. The remaining $235,000 reflected claims, settlements and contingencies relating to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

     Operating income from continuing operations decreased to a net loss of $960,000 in the 1996 Period from net income of $1.65 million in the 1995 Period. Excluding other charges, operating income from continuing operations decreased $1.95 million to a net loss of $258,000 in the 1996 Period from net income of $1.65 million in the 1995 Period, and as a percentage of revenues decreased to 3.1% in the 1996 Period from 17.2% in the 1995 Period, all as a result of the factors described above.

     Interest expense increased $9,000 to $21,000 in the 1996 Period from $12,000 in the 1995 Period. Interest income decreased $65,000 to $333,000 in the 1996 Period from $398,000 in the 1995 Period. The decrease in interest income was due to a reduction in the Company's cash and cash investment primarily relating to the funding of the expansion of the Company's headquarters and principal operating facilities located in Dubuque, Iowa.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1995, the Company has been in the process of expanding the Dubuque Facility. The Company estimates the cost of the expansion project including related data systems, furniture and equipment to be between $3.5 million and $4.0 million. As of December 31, 1996, the Company had expended $3.1 million toward this expansion project.

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

     The Company's financial position remains strong, with working capital of $12.3 million and long-term debt of only $343,000. Cash, short-term, and long-term investments aggregated approximately $10.9 million at December 31, 1996. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank, which currently has no outstanding balance. The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1997.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

An action against the Company has been brought by a group of former employees asserting improper overtime pay practices under the 1938 Fair Labor Standards Act. The Company has been working with the Department of Labor regarding these assertions. The Company and the Department of Labor have reached a settlement agreement which has been accepted by approximately 85% of potential plaintiffs. The company has taken a $235,000 charge in the quarter ending December 31, 1996, which the Company currently estimates to be sufficient to cover the settlement negotiated with the Department of Labor as well as future costs and necessary expenses relating to the ongoing litigation.


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


                                  EAGLE POINT SOFTWARE CORPORATION
                                  --------------------------------
                                            (Registrant)



Date:  February 14, 1997            BY:   /s/  Rodney L. Blum
------------------------            ------------------------------
                                         Rodney L. Blum
                                         Chairman, President and Chief
                                         Executive Officer



Date:  February 14, 1997            BY:   /s/  Dennis J. George
------------------------            ------------------------------
                                         Dennis J. George
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                   Description                               Page No.
-------------                 -----------                               --------

     11        ---  Statement re:  computation of net earnings per share
     27        ---  Financial Data Schedule
