Form 10-Q
period 1997-03-31
EAGLE POINT SOFTWARE CORP
filed 1997-05-15
CIK 945066

 _______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1997
                                    --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    x      No____
                                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of  May 12, 1997:
4,941,730 shares
----------------
________________________________________________________________________________

                       EAGLE POINT SOFTWARE CORPORATION

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997
                                     INDEX


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                PAGE
                                                                ----
Item 1.   Financial Statements (Unaudited)

          Balance Sheets -
          March 31, 1997 and June 30, 1996                      3

          Statements of Operations -
          for the three months ended March 31, 1997 and 1996
          and the nine months ended March 31, 1997 and 1996     5

          Statements of Cash Flows -
          for the nine months ended March 31, 1997 and 1996     6

          Notes to Financial Statements                         8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.   Legal Proceedings                                     13

Item 5.   Other Information                                     13

Item 6.   Exhibits and Reports on Form 8-K                      13


     SIGNATURES                                                 14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS
-------------------------------------------------------------------

                                                     MARCH 31,     JUNE 30,
                                                  -------------  ------------
                                                       1997          1996
ASSETS                                              (Unaudited)    (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                         $ 6,415,441   $ 3,106,704
  Short-term investments                              4,981,096     7,508,561
  Accounts receivable (net of
   allowances of $377,383 and $251,344,
   respectively)                                      1,985,717     3,857,170
  Income tax receivable                                 688,177
  Interest receivable                                    67,969       255,290
  Inventories                                           516,401       369,172
  Prepaid expenses                                      219,348       150,081
  Other assets                                           39,947        22,933
                                                  -------------  ------------
          Total current assets                       14,914,096    15,269,911

INVESTMENTS                                                         2,466,032
PROPERTY & EQUIPMENT (net of
 accumulated depreciation of $2,934,184
 and $2,178,552 , respectively)                       7,562,386     5,945,320
SOFTWARE DEVELOPMENT COSTS (net of
 accumulated amortization of
   $69,544 and $242,753, respectively)                   69,417       213,417
GOODWILL (net of accumulated
 amortization of $101,666 and $52,600,
 respectively)                                          164,179       203,174
DEFERRED INCOME TAXES                                   497,945       497,945
                                                  -------------  ------------

TOTAL ASSETS                                        $23,208,023   $24,595,799
                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                 $   261,023   $   288,523
  Accounts payable                                      192,127       252,768
  Accrued expenses                                    1,281,875       966,754
  Income taxes payable                                                  3,051
  Deferred revenues                                     752,824     1,540,998
  Deferred income taxes                                   2,590         2,590
                                                  -------------  ------------
          Total current liabilities                   2,490,439     3,054,684

LONG-TERM DEBT                                          331,540       502,187
CEBA FORGIVABLE LOAN                                          0       110,000
                                                  -------------  ------------
          Total liabilities                         $ 2,821,979   $ 3,666,871
                                                  -------------  ------------

EAGLE POINT SOFTWARE CORPORATION
BALANCE SHEETS (CONTINUED)
-------------------------------------------------------------------

                                                                                             MARCH 31,      JUNE 30,
                                                                                          -------------   -----------
                                                                                                1997          1996
STOCKHOLDERS' EQUITY:                                                                       (Unaudited)    (Audited)

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at March 31, 1997 and June 30, 1996
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 shares
 issued and outstanding at March 31, 1997 and June 30, 1996                                      49,417        49,417
Additional paid-in capital                                                                   17,535,942    17,535,942
Retained earnings                                                                             2,800,685     3,343,569
                                                                                          -------------   -----------
          Total stockholders' equity                                                         20,386,044    20,928,928
                                                                                          -------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                                     $23,208,023   $24,595,799
                                                                                          =============   ===========

SEE NOTES TO FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          MARCH 31,                  MARCH 31,
                                                                 -------------------------   -------------------------
                                                                      1997         1996          1997          1996
                                                                   (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
Net revenues:
  Product sales                                                    $3,193,611   $3,281,828   $ 9,459,025   $10,931,164
  Training and support                                                876,788    1,223,516     2,882,903     3,411,788
                                                                 ------------  -----------   -----------  ------------
          Total net revenues                                        4,070,399    4,505,344    12,341,928    14,342,952
                                                                 ------------  -----------   -----------  ------------

Cost of revenues:
  Product sales                                                     1,004,132    1,012,196     3,079,225     3,198,747
  Training and support                                                220,757      152,311       616,495       495,075
  Write-down of capitalized software                                  266,153                    266,153
                                                                 ------------  -----------   -----------  ------------
          Total cost of revenues                                    1,491,042    1,164,507     3,961,873     3,693,822
                                                                 ------------  -----------   -----------  ------------

Gross profit                                                        2,579,357    3,340,837     8,380,055    10,649,130
                                                                 ------------  -----------   -----------  ------------

Operating expenses:
  Selling and marketing                                             1,320,950    1,659,853     4,331,210     4,819,301
  Research and development                                            964,966      949,778     2,838,890     2,623,951
  General and administrative                                          692,230      397,755     1,866,490     1,178,216
  Charge for purchased research and
   development and other acquisition related expenses                                2,733       475,393        43,075
  Charge for claims, settlements and contingencies                                               234,794
  Office closing and restructuring charges                            155,935                    155,935
                                                                 ------------  -----------   -----------  ------------
          Total operating expenses                                  3,134,081    3,010,119     9,902,712     8,664,543
                                                                 ------------  -----------   -----------  ------------

Operating income (loss)                                              (554,724)     330,718    (1,522,657)    1,984,587

Other income:
  Interest income, net of interest expense                            143,362      164,210       455,103       549,714
  Other income, net                                                     6,040        5,932       125,584        22,709
                                                                 ------------  -----------   -----------  ------------

Income (loss) before income taxes                                    (405,322)     500,860      (941,970)    2,557,010
Income tax expense (benefit)                                         (161,433)     195,383      (399,086)      883,700
                                                                 ------------  -----------   -----------  ------------

Net income (loss)                                                   ($243,889)  $  305,477     ($542,884)  $ 1,673,310
                                                                 ============  ===========   ===========  ============

Weighted average common and common equivalent
  shares outstanding                                                4,941,730    4,970,906     4,941,730     4,971,288
                                                                 ============  ===========   ===========  ============

Net income (loss) per common and common
  equivalent share                                                     ($0.05)       $0.06        ($0.11)        $0.34
                                                                 ============  ===========   ===========  ============

SEE NOTES TO FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------

                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                 1997                   1996
                                                                             (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                             ($542,884)            $ 1,673,311
  Adjustments to reconcile net income (loss) to net
   cash provided by operating  activities:
    Depreciation and amortization                                                818,690                 528,846
    Amortization of software development costs                                   419,220                 248,293
    Charge for purchased research and development                                475,393
    Forgiveness of CEBA Loan                                                    (110,000)
    Changes in assets and liabilities:
      Accounts receivable                                                      1,871,453              (1,335,638)
      Interest receivable                                                        187,321
      Income tax receivable                                                     (688,177)
      Inventories                                                               (147,229)                 51,035
      Prepaid expenses                                                           (69,267)                (13,211)
      Accounts payable                                                           (60,641)               (299,476)
      Income taxes payable                                                        (3,051)               (798,676)
      Deferred revenues                                                         (788,174)                350,898
      Accrued expenses                                                           315,121                (206,915)
      Other                                                                      (17,014)                 71,386
                                                                           -------------          --------------
          Net cash provided by operating activities                            1,660,761                 269,853
                                                                           -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in short-term bills                                               4,993,497
  Purchases of property and equipment, net                                    (2,352,698)             (1,616,797)
  Purchases of software                                                         (243,000)               (129,500)
  Payments to acquire companies, net of cash acquired                           (551,676)
                                                                           -------------          --------------
          Net cash provided by (used in) in investing activities               1,846,123              (1,746,297)
                                                                           -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                    (198,147)               (177,518)
                                                                           -------------          --------------
          Net cash used in financing activities                                 (198,147)               (177,518)
                                                                           -------------          --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        3,308,737              (1,653,962)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         3,106,704              15,742,926
                                                                           -------------          --------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                             $ 6,415,441             $14,088,964
                                                                           =============          ==============

EAGLE POINT SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)
------------------------------------------------------------------

                                                                   NINE MONTHS ENDED MARCH 31,
                                                             --------------------------------------
                                                                   1997                    1996
                                                                (Unaudited)            (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest                                                        ($264,573)             ($549,714)
                                                             ==============        ===============

  Income taxes                                                     $292,144             $1,712,415
                                                             ==============        ===============

SEE NOTES TO FINANCIAL STATEMENTS

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1997 and June 30, 1996, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1997 and 1996.

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

6.  OTHER ITEMS

Other charges of $710,000 were incurred during the nine months ended March 31, 1997. The Company incurred non-recurring charges in the quarter ended September 30, 1996, $475,000 related to purchased research and development in connection with the CIBC acquisition. The Company also incurred a charge of $235,000 in the quarter ended December 31, 1996, reflecting claims, settlements and contingencies relating to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

7.  RESTRUCTURING

The Company made a decision to consolidate operations from certain of it's remote offices to the home office. In the quarter ended March 31, 1997, the Company incurred charges of $156,000 relating to office closings and restructuring due to those closings. The remaining charge of $266,000 incurred in the quarter ended March 31, 1997, related to the write-down of certain capitalized software products to more accurately reflect anticipated future revenues for those products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation, the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended March 31, 1997 and the Company's report on Form 10-K for the year ended June 30, 1996.

RESULTS OF OPERATIONS

     Net revenues decreased by $2.0 million, or 14%, to $12.3 million for the nine months ended March 31, 1997 (the "1997 Period"), from $14.3 million for the nine months ended March 31, 1996 (the "1996 Period"). The Company experienced a decrease in product sales, primarily attributable to a soft AutoCAD and AutoCAD-related market, the negative impact from customers delaying purchases of Eagle Point products as they invest in upgrading their hardware and software as they move from DOS to Windows, as well as uncertainty caused by the merger between Autodesk, Inc. and Softdesk, Inc. These market conditions have negatively effected the Company's results of operations over the past six quarters and there can be no assurance that such conditions will not continue to adversely effect the Company's net revenues or results of operations. Training and support revenues decreased by $529,000, or 15.5%, to $2.9 million in the 1997 Period from $3.4 million for the 1996 Period.

     Gross profit decreased $2.2 million, or 21.3%, to $8.4 million for the 1997 Period from $10.6 million for the 1996 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues decreased to 67.9% in the 1997 Period from 74.2% in the 1996 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 64.6% in the 1997 Period from 70.7% in the 1996 Period primarily due to a reduced percentage of sales of Eagle Point's software products and an increased percentage of resales of AutoCAD in the sales mix. The sales of Eagle Point products, which carry with them a higher gross profit margin, decreased to 77.9% of product sales in the 1997 Period from 82.6% in the 1996 Period. The resales of AutoCAD, which carry with them a lower gross profit margin, increased to 22.1% of product sales in the 1997 Period from 17.4% in the 1996 Period. Gross profit relating to product sales was also adversely impacted in the 1997 Perios due to the $266,000 write-down of capitalized software to more accurately reflect anticipated future revenues from certain products. Gross profit as a percentage of corresponding net revenues relating to training and support in the 1997 Period decreased to 78.6% from 85.5% in the 1996 Period due to increased costs associated with providing training to our clients.

     Selling and marketing expense decreased $488,000, or 10.1%, to $4.3 million in the 1997 Period from $4.8 million in the 1996 Period. As a percentage of net revenues, selling and marketing expenses increased to 35.1% in the 1997 Period from 33.6% in the 1996 Period. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease in expenses was primarily attributable to lower personnel costs associated with a reduced selling and marketing staff size.

     Research and development expense increased $215,000, or 8.2%, to $2.8 million in the 1997 Period from $2.6 million in the 1996 Period. As a percentage of net revenues, research and development expenses increased to 23.0% in the 1997 Period from 18.3% in the 1996 Period. The increase is primarily attributable to higher personnel costs associated with an expanded research and development staff.

     General and administrative expense increased $688,000, or 58.4%, to $1.9 million in the 1997 Period from $1.2 million in the 1996 Period. As a percentage of net revenues, general and administrative expense increased to 15.1% in the 1997 Period from 8.2% in the 1996 Period. This increase is due to increased costs relating to the Company's expansion of the facilities, risk management costs, and higher personnel costs associated with increased general and administrative staff.

     Other charges of $866,000 were incurred in the 1997 Period. The Company incurred non-recurring charges of $475,000 related to purchased research and development in connection with the CIBC acquisition. The Company also incurred a charge of $235,000 reflecting claims, settlements and contingencies relating to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. The Company also incurred charges of $156,000 relating to office closings and restructuring due to those closings.


     Operating income from continuing operations decreased to a net loss of $1.5 million in the 1997 Period from net income of $2.0 million in the 1996 Period. Excluding other charges, operating income from continuing operations decreased $2.4 million to a net loss of $390,000 in the 1997 Period from net income of $2.0 million in the 1996 Period, and as a percentage of revenues decreased to a negative 3.1% in the 1997 Period from 14.2% in the 1996 Period, all as a result of the factors described above.

     Interest expense increased $2,000 to $23,000 in the 1997 Period from $21,000 in the 1996 Period. Interest income decreased $93,000 to $478,000 in the 1997 Period from $571,000 in the 1996 Period. The decrease in interest income was due to a reduction in the Company's cash and cash investment primarily relating to the funding of the expansion of the Company's headquarters and principal operating facilities located in Dubuque, Iowa.

     The Company received a non-recurring one-time gain of $110,000 in other income in the 1997 Period. The gain resulted from the scheduled forgiveness of debt relating to an economic development loan the Company received from the State of Iowa (See Note 5 of "Notes to Financial Statements"). None of the Company's current indebtedness are forgivable loans nor does the company expect to receive any additional forgivable loans in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has completed the expansion of the Dubuque Facility with the final cost of the project totaling $3.5 million all of which has been expended as of March 31, 1997.

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

     On May 1, 1997, the Company's Board of Directors authorized a stock repurchase program, approving the purchase of up to 500,000 shares of Common Stock from time to time either in the open market or in privately negotiated transactions.

     The Company's financial position remains strong, with working capital of $12.4 million and long-term debt of only $332,000. Cash, short-term, and long-term investments aggregated approximately $11.4 million at March 31, 1997. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank, which currently has no outstanding balance. The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1997.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

An action against the Company has been brought by a group of former employees asserting improper overtime pay practices under the 1938 Fair Labor Standards Act. The Company has been working with the Department of Labor regarding these assertions. The Company and the Department of Labor have reached a settlement agreement. The company has taken a $235,000 charge which the Company currently estimates to be sufficient to cover the settlement negotiated with the Department of Labor as well as future costs and necessary expenses relating to the ongoing litigation.


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


                                  EAGLE POINT SOFTWARE CORPORATION
                                  --------------------------------
                                           (Registrant)



Date:  May 15, 1997        BY: /s/ Rodney L. Blum
-------------------        ----------------------------------
                                Rodney L. Blum
                                       Chairman, President and Chief
                                       Executive Officer



Date:  May 15, 1997        BY: /s/ Dennis J. George
-------------------        ----------------------------------
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