Form 10-K
period 1997-06-30
EAGLE POINT SOFTWARE CORP
filed 1997-09-26
CIK 945066

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

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
YES  X    NO
   ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 1997 was $7,817,891. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 17, 1997:
4,809,354.

Documents Incorporated by Reference:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on December 2, 1997 (the "Proxy Statement").

===============================================================================

                                    PART I

Item 1.   Business

          Eagle Point Software Corporation (the "Company" or "Eagle Point") is a developer and marketer of application software for use by professionals in the architecture, engineering, construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, building service engineers, structural engineers, landscape architects, hydrologists and mapping professionals to automate various design, analysis, drafting, mapping and engineering functions. Most of the Company's products are designed for use in conjunction with either AutoCAD or MicroStation, general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk") and Bentley Systems, Inc. ("Bentley Systems"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD and MicroStation, however, the Company is actively trying to reduce its reliance on AutoCAD. There can be no assurance that the Company will be successful in achieving such reduction of its reliance on AutoCAD. See "Risk Factors - Dependence on AutoDesk and Bentley Systems." The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems.

          The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May, 1995. In June, 1995 the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January, 1995 the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANCADD"), a Colorado-based developer of software applications for landscape architecture, irrigation design and environmental planning (the "LANCADD Acquisition"). In March, 1995 the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided pre-design planning and asset management software applications for planning and managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysts (the "FMS Acquisition"). In November, 1995 the Company merged with ECOM Associates, Inc.("ECOM"), a Wisconsin-based developer of software applications for structural engineers (the "ECOM Merger"). In July, 1996 the Company acquired substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for home building professionals (the "CIBC Acquisition"). Unless otherwise indicated, all references herein to the "Company" refer to Eagle Point Software Corporation and its predecessors.

The AEC Software Market

          The Company's software products are principally designed for use by professionals in the AEC industries. These professionals use AEC-related software in a variety of applications, including: pre-design planning; asset management; civil engineering/surveying; architecture and building design; hydrology/hydraulics; landscape; structural engineering; and construction.

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

          The market for desktop AEC application software is highly fragmented, with over 100 companies estimated to be offering some form of AEC software application product. These companies range from a few large firms offering a wide selection of products and having substantial financial and marketing resources, to numerous small entities offering only a few specialized products and having limited financial and marketing capabilities.

Market for the Company's Products; Customers

          The Company has traditionally targeted the segment of the AEC market consisting of medium-sized consulting, engineering and architectural firms of 20 to 50 employees, as well as governmental agencies in cities and counties with fewer than 100,000 people. The typical selling cycle to this segment of the market is approximately 90 days.

          The Company has focused limited resources on serving the segments of the AEC market consisting of large organizations, (such as FORTUNE 1000 companies, large engineering and consulting firms and larger city/state/federal government agencies). The selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company intends to focus more resources and personnel to market products to this market segment.

          Small organizations in the AEC market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Since a large portion of the Company's products currently require the use of AutoCAD or MicroStation, the Company has not devoted significant marketing efforts to date on serving this category of users. However, the Company is currently developing additional modules for use in a stand-alone environment which the Company believes will enhance its ability to penetrate this market segment.

          International. The Company distributes its products internationally primarily through a network of over 50 resellers located in more than 40 countries. Currently, most of the Company's products distributed internationally are in English. The Company does have a limited number of products with the software and/or the documentation translated into various foreign languages. The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages and the incorporation of local engineering regulations and requirements. The Company anticipates that an increasing number of its products may be translated into foreign languages, contingent upon economic feasibility, in the future to enhance their appeal to international customers. At this time the Company does not have any international offices. The Company's international revenues (excluding Canada) were $849,000 in fiscal 1997 or approximately 5.4% of the Company's revenues. The Company believes that the increased use of general purpose drafting software worldwide creates opportunities for the Company to increase the portion of its revenues derived from international markets. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements or translating products into foreign languages; the lack of control over fluctuations in the value of foreign currencies; import/export duties and quotas; and unexpected regulatory, economic or political changes in foreign markets. See "Risk Factors --Foreign Operations."

Products

          The Company's products are organized into the following product families: Civil Engineering/Surveying; Building Design and Construction; Hydrology/Hydraulics; Landscape Architecture; and Structural Engineering. Many of the Company's products are integrated for use with one another across different platforms. This integration enables users to easily add new modules to their existing Eagle Point system. In addition, most of the Company's products include a similar graphical user interface, which makes it easier for users to learn to use additional Eagle Point products. Suggested list prices for the Company's products range from approximately $195 to $2,495 per module, although many of the Company's products are sold, by the Company, at prices less than their suggested list prices. To facilitate additional sales of its software application products, the Company also resells AutoCAD. However, the Company has been notified by Autodesk, the producers of AutoCAD, that as of January 31, 1998 the Company will no longer be allowed to resell AutoCAD. See "Risk Factors --Dependence on Autodesk and Bentley Systems; --Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview".

          Civil Engineering/Surveying. Through the integration of the surveying modules with the civil engineering design modules, users are able to gather surveying data in the field electronically, download the data to the office, complete the design and/or analysis, develop detailed construction documents and upload the final design information to electronic surveying equipment for construction staking purposes. Typical projects for which the Civil Engineering/Surveying product series are used include the design/analysis of road, railroads, airports, sites, subdivisions and landfills.

          Building Design and Construction. The Building Design and Construction product series can be used by architects and home building professionals to design homes and buildings. Walls, windows, doors, floors and roofs, along with internal utilities and fixtures, can be modeled to allow the user to develop several design variations. Through the use of real time simulation features, the building owner can then "walk through" the building to help in selecting the favored design. Once selected, the designer can then complete final construction documents and automatically estimate the building materials necessary in order to prepare for the bidding and construction phase of the project. A portion of the Building Design and Construction product line was acquired by the Company on July 29, 1996 in connection with the CIBC Acquisition.

          Hydrology/Hydraulics. The Hydrology/Hydraulics product series aids users in designing and/or analyzing sewer systems, stream flow and surface water run-off. Three dimensional ground terrain models developed through the Civil Engineering/Surveying product series are used in conjunction with Hydrology/Hydraulics products to develop an integrated model of the entire hydrology or hydraulic project. This integrated model is then used to design new storm or sanitary sewer networks including pipe sizes, flow line elevations and hydraulic grade lines. Additionally, stream flows can be analyzed to determine the flooding impact upstream from newly-constructed bridges or culverts.

          Landscape Architecture. The Landscape Architecture product series is used by landscape architects and government planners to develop plans for plantings, park layouts, green zones and irrigation systems, as well as analysis for site visibility, solar potential, slope stability and other factors to determine development suitability and environmental constraints. These modules provide the user with a database of over 900 plants from every climactic zone around the world complete with statistics which allow for complete growth simulation. Once the landscape plan is modeled, the planner or owner can then "walk around" the newly and/or post-growth plantings to view the overall esthetics of the site. The Landscape Architecture product line was acquired by the Company on January 1, 1995 in connection with the LANDCADD Acquisition.

          Structural Engineering. The Structural Engineering products series can be used by structural engineers, architects and other building professionals. Modules are designed to work independently or in concert with one another and are classified under standard structural design disciplines. Both structural analysis and design calculations may be performed for a variety of materials including structural steel, reinforced concrete, aluminum, and a variety of timber based products. A comprehensive 3-D finite element analysis module is also integrated within the system, along with a series of foundation
design and bridge analysis  programs.   The user inputs the geometry, material
and connectivity data into the system for it to perform the structural analysis and design calculations. The Structural Engineering product line was acquired by the Company on November 9, 1995 in conjunction with the ECOM Merger.

Sales and Marketing

          The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force which consisted of 74 professionals at June 30, 1997 representing 31% less telesales professionals than were employed by the Company as of June 30, 1996.

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

          Initial sales leads are primarily developed through direct mail marketing, and trade publication advertising, public relations and promotional campaigns undertaken by the Company, as well as through participation by the Company in various trade shows and sales and training seminars. The Company has also been successful in placing its products in various colleges, universities and secondary schools at reduced cost as a means of increasing familiarity with its products among young professionals in the AEC market. The Company, while maintaining a general database with over 250,000 names, also maintains a registered user data base which facilitates the Company's ability to communicate periodically with current customers and to pursue repeat sales and cross-selling opportunities.

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

          Approximately 23% of the Company's revenues for fiscal 1997 were attributable to customer training and support services.

Product Development

          The Company offers a broad range of products which are designed to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. A majority of the modules offered were added to the Company's product line as a result of acquisitions by the Company of products, businesses or technologies. All of the Company's products acquired through acquisitions are integrated into the Company's product line and further enhanced by the Company's development staff.

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

Competition

          Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc. ("Softdesk"), an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures. The Company's inability to resell AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. Also, in 1996 Bentley Systems made an undisclosed equity investment in GEOPAK Corporation, an application solutions provider and competitor to the Company.

          The Company currently faces competition from two basic types of competitors. The first category includes companies principally offering integrated proprietary CAD software and application solutions. The primary competitors within this group are Autodesk, Intergraph Corporation, Bentley Systems and a number of mid-sized companies serving various foreign markets. Most of the Company's competitors within this group have significantly greater financial and marketing resources than the Company.

          To a lesser extent, the Company competes with the second category of competitors which includes companies which offer AEC application software products, many of which are AutoCAD or MicroStation-based, similar to products offered by the Company. The primary competitor in this category was Softdesk, which, as a subsidiary of Autodesk, offers a broad line of software applications for the AEC market. Intergraph Corporation, Research Engineers and GEOPAK, as well as a number of smaller companies, also serve certain target markets within the AEC market.

          As identified, two of the sources of competition for the Company are Autodesk, the developer of AutoCAD, and Bentley Systems, the developer of MicroStation. Approximately 52.6% of the Company's net revenues for fiscal 1997 were related to AutoCAD, including 36.7% from the sale of the Company's software products designed for use with AutoCAD and 15.9% derived from the resale by the

Company of AutoCAD. In addition, 5.1% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation.

          The Company believes that the principal bases for competition in the AEC market are product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, the ability to integrate the product with other applications, user support, documentation and training, distribution networks, and corporate reputation. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition. See "Risk Factors -- Competition."

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

          Certain technology used in the Company's products is licensed from third parties. Royalties are calculated and paid monthly on a per copy fee or percentage of revenues basis. Ten of the Company's currently offered modules depend on licensed technology. For fiscal 1997, sales of such ten modules accounted for approximately 10% of the Company's net revenues for such period. None of the Company's other modules rely upon such ten modules.

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

Employees

          As of June 30, 1997, the Company had 193 employees, including 95 in sales and marketing, 65 in product development and 33 in general and administrative functions.

Recent Developments

          The Company has been notified by AutoDesk that as of January 31, 1998, the Company will no longer be allowed to resell AutoCAD. This will have an adverse effect on revenues and gross profit and could also have an adverse effect on the Company's ability to sell it's own products.

Risk Factors

          The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

          Dependence on Autodesk and Bentley Systems. In fiscal 1997, approximately 52.6% of the Company's net revenues were related to AutoCAD, including 36.7% from the sale of Eagle Point software products designed for use with AutoCAD and 15.9% derived from the resale by the Company of AutoCAD. In addition, 5.1% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD and MicroStation. During fiscal year 1997, the financial results of the Company were adversely impacted by a soft market for AutoCAD and AutoCAD related products. The timing of major AutoCAD or MicroStation releases may affect the timing of purchases of the Company's products. The Company's product development efforts, insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, or Bentley Systems, the developer of MicroStation, have thus far been facilitated by cooperation from Autodesk's and Bentley Systems' development personnel. However, there exists no material contractual or other formal relationship obligating Autodesk or Bentley Systems to provide such cooperation. The Company is currently authorized by Autodesk to resell AutoCAD, however the Company has been notified by AutoDesk that as of January 31, 1998 the Company will no longer be allowed to resell AutoCAD. This will have an adverse effect on revenues and gross profit and could also have an adverse effect on the Company's ability to sell it's own products. Any further adverse change in the business results of, or the Company's relationship with, Autodesk, or Bentley Systems could have a material adverse effect on the Company's business, operating results or financial condition.

          Competition. Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc., an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures. The Company's inability to resell AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. Also, in 1996 Bentley Systems made an undisclosed equity investment in GEOPAK Corporation, an application solutions provider and competitor to the Company.

          The Company faces competition from companies offering stand-alone CAD systems as well as from companies offering AutoCAD-based or MicroStation-based software applications including Autodesk and Bentley Systems. Many of the Company's competitors have and potential competitors may have significantly greater financial, technological and marketing resources than the Company. Barriers to entry in the AEC software industry are relatively low and the risk of new competitors entering the market is high. In addition, the AEC software industry is experiencing consolidation which has resulted in existing competitors increasing their market position or breadth of product offerings through acquisitions. Competitive pressures could force the Company to reduce its prices, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Competition."

          Losses from Operations. The Company has incurred operating losses for the past four quarters. Due to a continued softness in the AutoCAD related marketplace and increasing competitive pressures, including those related to the acquisition by Autodesk, of Softdesk, there can be no assurances as to when the Company will return to profitability.

          Management of Growth. The Company's business has grown significantly over the past several years. The Company has recently completed expansion of its principal facility and if growth continues the Company may need to expand further its facilities and enhance its management information and telecommunications systems and other operations. In addition, the Company's management team has limited experience in operating and managing a public company. There can be no assurance that the Company will continue to grow or be effective in managing its future growth, expanding its facilities and operations or attracting and retaining additional qualified personnel. Any failure to effectively manage growth, expand its operations or attract and retain personnel could have a material adverse effect on the Company's business operating results or financial condition.

          Acquisitions. The Company has pursued acquisitions of businesses, products and technologies that are complementary to those of the Company. To date, the Company's management has had limited experience in making acquisitions. The Company may make additional acquisitions in the future. Integrating acquired products and businesses requires a significant amount of management time and skill and may place significant demands on the Company's operations and financial resources. There can be no assurance that the Company will be effective in making acquisitions. Any failure to effectively integrate its recent acquisitions or any future acquisitions could have a material adverse effect on the Company's business, operating results or financial condition. Acquisitions may also give rise to contingent payment obligations by the Company. The Company believes that such contingent payments, if any, would not have a material adverse effect on the Company's results of operations.

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

          Technological Demands of the Marketplace. The software industry is characterized by rapid technological changes and advances which can result in relatively short product lifecycles. The Company's future success will depend upon its ability to enhance its current products and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. To meet this goal the Company periodically upgrades certain of its products. There can be no assurance that the Company will be successful in introducing and marketing product enhancements or new products, or that such products will be accepted by the market. The Company's software products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. While the Company's current products have not experienced significant post-release software error bugs to date, there can be no assurance that such problems will not occur in the future, particularly as the Company expands its product offerings and its products become more complex and sophisticated. Any such defective software may result in a loss of or delay in market acceptance of the Company's products or an increased warranty expenses or product recalls. See "Business -- Products" and "Business -- Product Development."

          Limited Protection of Intellectual Property; Risk of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company does not have any patents on its technology and relies upon copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to establish and protect its proprietary technology. The Company enters into confidentiality and/or license agreements with its resellers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. The Company's products are, however, generally distributed under "shrink-wrap" licenses that are not signed by the customer and therefore may be unenforceable in certain jurisdictions. In addition, effective copyright and trade secret protection may not be available to the Company, particularly in foreign countries where the laws generally provide either no protection or less protection than the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation. The Company has a policy of requiring all of its employees to sign an agreement which prohibits disclosure of confidential information and a covenant not to compete with the Company or be employed by competitors of the Company. There can be no assurance, however, that such restrictive provisions contained in such agreements would be enforceable by the Company. In addition, as the number of software applications in the industry increase and functionality of these applications further overlap, the Company believes that software developers may become increasingly subject to infringement claims. The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. Any such claims so asserted, with or without merit, may be time consuming and expensive to defend. See "Business -- Proprietary Rights".

          Dependence on Management. The continued success of the Company's operations will depend largely upon the continued services of its executive officers, in particular Rodney L. Blum, its Chairman, President and Chief Executive Officer, John F. Biver, its Vice President, Civil Division, and Dennis
J. George, its Chief Financial Officer. The loss of service of one or more of these executive officers could adversely affect the Company's business. The company's future success will also be dependent, in part, upon the Company's ability to attract and retain additional qualified managers and other personnel. Competition for qualified personnel in the AEC software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

          Foreign Operations. Approximately 5.4% of the Company's revenues in fiscal 1997 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, or in translating products into foreign languages; the lack of control over fluctuations in the value of foreign currencies; import/export duties and quotas; and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

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

     Control by Management and Principal Stockholders. The Company's officers and directors and their affiliates own approximately 54% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, will be able to control the outcome of actions requiring stockholder approval, such as the election of directors, amendments to the Company's charter and mergers.

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


Item 2. Properties

The following table sets forth a brief description of the properties of the
Company:



                     Location                                         General Description
---------------------------------------------------  ---------------------------------------------------
Eagle Point Software Corporation:                    Corporate headquarters and
Dubuque, Iowa                                        principal operating facility of
                                                     77,000 square feet (the "Dubuque Facility") (owned)

Former LANDCADD operations:                          Development facility consisting
Denver, Colorado                                     of 6,000 square feet (leased)

Former ECOM operations:                              Development facility consisting
Milwaukee, Wisconsin                                 of 220 square feet (leased)


--------------------------------------------------------------------------------------------------------



Item 3.   Legal Proceedings

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



Item 4.   Submission of Matters to a Vote of Security Holders

          None

                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of common stock at September 17, 1997 was 224, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,000 beneficial holders of common stock.

          The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

          On September 17, 1997 the closing sales price of the Company's Common Stock was $3.50. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.



Quarter Ended                                   HIGH           LOW
-------------                                   -------------------

September 30, 1995    ........................  $24.25       $16.25
December 31, 1995     ........................  $22.25       $15.25
March 31, 1996        ........................  $21.00       $ 8.00
June 30, 1996         ........................  $10.75       $ 6.50

September 30, 1996    ........................  $ 7.00       $ 3.63
December 31, 1996     ........................  $ 6.38       $ 3.50
March 31, 1997        ........................  $ 5.50       $ 3.25
June 30, 1997         ........................  $ 4.56       $ 3.00


Item 6.   Selected Financial Data


          The statement of operations data presented below for each of the fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993 and the balance sheet data at June 30, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-K. The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                        Fiscal Year Ended June 30,
                                                                        --------------------------

                                                           1997       1996(1)    1995(2)      1994        1993
                                                          -------     -------    -------     -------     -------
                                                                  (In thousands, except per share data)

Statement of Income Data(3)(4):
Net revenues:
  Product sales                                           $12,213     $14,580    $13,344     $7,695      $6,051
  Training and support                                      3,592       4,582      2,487      1,232         801
                                                          -------     -------    -------     ------      ------
      Total net revenues                                   15,805      19,162     15,831      8,927       6,852
                                                          -------     -------    -------     ------      ------
Cost of revenues


  Cost of Product Sales, Training, & Support              4,782       5,073      4,834       3,151       2,374
  Charge for revaluation of capitalized software            294(7)        -          -           -           -
                                                        -------     -------    -------      ------      ------
     Total cost of revenues                               5,076       5,073      4,834       3,151       2,374
                                                        -------     -------    -------      ------      ------
Gross profit                                             10,729      14,089     10,997       5,776       4,478
                                                        -------     -------    -------      ------      ------
Operating expenses:
  Selling and marketing                                   5,594       6,421      4,324       2,377       1,814
  Research and product development                        3,817       3,511      2,129       1,698       1,158
  General and administrative                              2,476       1,680      1,493         820         588
  Non-recurring charges                                     866(8)       43      1,039(5)        -           -
                                                        -------     -------    -------      ------      ------
     Total operating expenses                            12,753      11,655      8,985       4,895       3,560
                                                        -------     -------    -------      ------      ------
Operating income (loss) from continuing
  operations                                             (2,024)      2,434      2,012         881         918
                                                        -------     -------    -------      ------      ------
Interest income (expense), net                              601         711       (166)       (156)        (77)
Other income (expense), net                                 126          31         30          (9)         (7)
                                                        -------     -------    -------      ------      ------
Income (loss) from continuing operations
  before income taxes                                    (1,297)      3,176      1,876         716         834
Income tax expense (benefit)                               (633)      1,100        559         177         239
                                                        -------     -------    -------      ------      ------
Income (loss) from continuing operations                   (664)      2,076      1,317         539         595

Income (loss) from discontinued operations                    -           -          -        (125)         (9)
                                                        -------     -------    -------      ------      ------
Net income (loss)                                      $   (664)    $ 2,076    $ 1,317      $  414      $  586
                                                       ========     =======    =======      ======      ======
Per Share:
  Income (loss) from continuing operations                 (.13)    $   .42    $   .34(5)   $  .11      $  .12
  Net income (loss)                                        (.13)    $   .42    $   .34      $  .08      $  .12

Weighted average number of common
  shares outstanding(6)                                   4,930(9)    4,958      3,873       5,010       5,010

                                                                    Fiscal Year Ended June 30,
                                                                    --------------------------
                                                     1997        1996(1)      1995(2)    1994       1993
                                                    -------      -------      -------   -------    -------
                                                           (In thousands, except per share data)
Balance Sheet Data(3)(at period end):
Working capital                                     $11,429      $12,215      $15,282    $   76    $  577
Total assets                                         22,967       24,596       23,579     5,605     5,014
Total debt                                              578          901          857     2,197     1,955
Stockholders' equity                                 19,756(9)    20,929       18,985     1,836     1,422


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

(3) The data presented has been derived from the Company's financial statements, which include the accounts of the Company and VisionOne Partners (the "Partnership"), an entity under common ownership and common management with the Company. The Partnership was formed solely to build and own the Dubuque facility for lease to the Company. On June 30, 1995 the Company purchased the Dubuque facility from the Partnership. See Note 1 and
     Note 15 of Notes to Financial Statements.

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

(7) During fiscal year 1997, the Company incurred a charge of $294,000 related to the charge for revaluation of certain capitalized software products to more accurately reflect anticipated future revenues for those products.

(8) In connection with the CIBC Acquisition the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development. See Note 3 of the Notes to Financial Statements. During fiscal year 1997 the Company incurred a charge of $235,000 reflecting claims, settlements, and contingencies relating issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. The Company made a decision to consolidate operations from certain of it's remote offices to the home office. During fiscal year 1997, the Company incurred charges of $156,000 relating office closings and restructuring due to those closings.

(9) The Board of Directors for the Company authorized subject to certain business and market conditions the repurchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time or in privately negotiated transactions. At June 30, 1997, the Company had repurchased as treasury stock 123,000 shares at an aggregate cost to the Company of $508,875.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company was founded in 1983 and during the remainder of the 1980s focused on developing and marketing a software application product for use by roadway design professionals. In 1990, the Company, under new management, began to expand significantly its product line to include complementary software application products for use by a variety of AEC professionals. Over half of the Company's software modules were added through acquisitions.

          On January 1, 1995, the Company added 6 modules of landscape architecture/environmental planning application software as a result of the LANDCADD Acquisition. On March 31, 1995, the Company added 12 modules of geographic information systems software to its product line as a result of the FMS Acquisition. On November 9, 1995, the Company added 25 modules of structural engineering software as a result of the ECOM Merger. On July 29, 1996, the Company added 2 modules of Building Designed Construction software as a result of the CIBC Acquisition. The LANDCADD Acquisition, the FMS Acquisition and the CIBC Acquisition, were each accounted for under the purchase method, and accordingly, the results of operations of such businesses are included in the Company's results from their respective dates of acquisition. For each acquisition, the aggregate cost over the fair value of acquired net assets has been assigned principally to purchased research and development and software development costs based on their estimated fair market values. The portion of the aggregate purchase prices allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Accordingly, the Company's results of operations reflect a non-recurring charge for purchased research and development of approximately $475,000 for fiscal 1997 and $1.0 million for fiscal 1995. The ECOM Merger was accounted for as a pooling of interest, however, it did not have a material effect on financial statement and therefore such statements have not been restated.

          The Company resells AutoCAD in order to facilitate the additional sales of the Company's software application products. Resales of AutoCAD represented approximately 15.9% of net revenues in fiscal 1997. The resales of AutoCAD carry a substantially lower gross-margin than sales of Eagle Point software products and represented approximately 3.8% of gross profit in the same period. The Company has been notified by AutoDesk that as of January 31, 1998, the Company will no longer be allowed to resell AutoCAD. This will have an adverse effect on revenues and gross profit and could also have an adverse effect on the Company's ability to sell it's own products. See "Risk Factors-- Competition."

          The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company; the Company's competitors or Autodesk, customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received later in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. See "Risk Factors--Variability of Quarterly Operating Results and Seasonality."

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


Fiscal 1997 Compared to Fiscal 1996.

          Net revenues decreased by $3.4 million, or 17.5% to $15.8 million for the fiscal year ended June 30, 1997 from $19.2 million for the fiscal year ended June 30, 1996. The Company experienced a decrease in product sales and training and supports sales, primarily attributable to a soft AutoCAD and AutoCAD-related market for the majority of the year, the negative impact from customers delaying purchases of Eagle Point products and services as they invest in upgrading their hardware and software as they move from DOS to Windows, as well as uncertainty caused by the merger between Autodesk, Inc. and Softdesk, Inc.

          Gross profit decreased $3.4 million, or 23.9% to $10.7 million for fiscal 1997 from $14.1 million for fiscal 1996 as a primary result of the decrease in net revenues. Gross profit was also adversely impacted in fiscal 1997 due to the $294,000 one-time charge for revaluation of capitalized software to more accurately reflect anticipated future revenues from certain products. Gross profit as a percentage of net revenues decreased to 67.9% in fiscal 1997 from 73.5% in fiscal 1996. Proforma gross profit as a percentage of net revenues, excluding the one-time charge for revaluation of capitalized software was 69.7% for fiscal 1997. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 67.9% in fiscal 1997 from 70.0% in fiscal 1996 primarily due to a decreased percentage of sales of Eagle Point's software products and an increased percentage of resales of AutoCAD in the sales mix. Gross profit as a percentage of corresponding net revenues relating to training and support decreased to 76.0% in fiscal 1997 from 84.7% in fiscal 1996 primarily due to increased cost relating to providing training.

          Selling and marketing expense decreased $800,000, or 12.9%, to $5.6 million in fiscal 1997 from $6.4 million in fiscal 1996. As a percentage of net revenues, selling and marketing expenses increased to 35.4% in fiscal 1997 from 33.5% in fiscal 1996. The decrease in expense was primarily due to the lower personnel costs associated with reduced sales and marketing. The increase in percentage was primarily attributable to the decrease in net revenues exceeding the corresponding decrease in expense.

          Research and development expense increased $300,000 or 8.7% to $3.8 million in fiscal 1997, from $3.5 million in fiscal 1996. As a percentage of net revenues, research and development expenses increased to 24.2% in fiscal 1997 from 18.3% in fiscal 1996. The increased research and development expenses related primarily to the increased personnel costs associated with an increase in the development staff.

          General and administrative expense increased $800,000, or 47.3%, to $2.5 million in fiscal 1997 from $1.7 million in fiscal 1996. As a percentage of net revenues general and administrative expense increased to 15.7% in fiscal 1997 from 8.8% in fiscal 1996. The increase was attributable primarily to higher overhead expenses related to the expanded facilities and higher risk management costs.

          Non-recurring charges of $866,000 were incurred in the 1997 Period. The Company incurred non-recurring charges of $475,000 related to purchased research and development in connection with the CIBC acquisition. The Company also incurred a charge of $235,000 reflecting claims, settlements and contingencies relating to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. The Company also incurred charges of $156,000 relating to office closings and restructuring due to those closings. As compared to the $43,000 charge for acquisition related expenses incurred in fiscal 1996 in connection with the ECOM Merger.

          Operating income from continuing operations decreased $4.4 million, or 184.1%, to a $2.0 million operating loss in fiscal 1997 from a $2.4 million operating profit in fiscal 1996 and, as a percentage of net revenues, decreased to -12.8% in fiscal 1997 from 12.7% in fiscal 1996. Excluding the $866,000 of non-recurring charges in fiscal 1997 and the $294,000 charge for revaluation of capitalized software in fiscal 1997 and the $43,000 of non-recurring charges in fiscal 1996 the operating income from continuing operations decreased $3.3 million to $864,000 operating loss in fiscal 1997 from a $2.5 million operating profit in fiscal 1996, and as a percentage of revenues decreased to -5.5% in fiscal 1997 from 12.9% in fiscal 1996, as a result of the factors described above.

          Interest expense increased $8,000 to $32,000 in fiscal 1997 from $24,000 in fiscal 1996. Interest income decreased $102,000 to $633,000 in fiscal 1997 from $735,000 in fiscal 1996. The decrease was primarily attributed to a reduction in the cash position relative to expenditures for the Company's expansion of its facilities.

          The Company's effective tax rate on the loss from continuing operations was 48.8% for fiscal 1997 compared to the effective tax rate on income from continuing operations was 34.6% in fiscal

1996. The primary reason for the higher effective tax rate was the Company's utilization of research and development tax credits in addition to the tax benefits relating to the Company's tax loss position. Effective July 1, 1996 through June 30, 1997 the federal government reinstated the research and development tax credit. This tax credit was subsequently extended to June 30, 1998.


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


Liquidity and Capital Resources

          The Company has funded it's operations to date primarily through cash generated from operations, borrowings and equity capital financings. At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $11.3 million and working capital of $11.4 million as compared with cash, cash equivalents, short-term investments, and long-term investments of $13.1 million and working capital of $12.2 million as of June 30, 1996. The decreases are primarily attributable to payments made for the expansion of the Company's facilities. The Company also has a $2.0 million unsecured line of credit with a commercial bank, which borrowings would be at an interest rate of prime. At June 30, 1997, the Company had no borrowings outstanding under this line of credit.

          The Company's principal capital expenditures in recent years have consisted of investments in electronic data systems, furniture and equipment needs and the construction and expansion of the Dubuque facility. Investments in electronic data systems, furniture and equipment have been funded principally from cash generated from operations and an aggregate $625,000 principal amount of economic development loans. At June 30, 1997, these loans carried a weighted average interest rate of approximately 2.5% per annum. These loans mature at various dates through the year 2002.

          During fiscal 1997 the Company completed its expansion of the Dubuque Facility. The Company had expended $3.5 million in total toward this expansion project, which included investment in land, buildings, electronic data systems, furniture and equipment.

          The Company used a portion of it's resources to pursue acquisitions of businesses, products and technologies that are complementary to those of the Company. On January 1, 1995 the Company completed the LANDCADD Acquisition. The purchase price consisted of $350,000 paid in cash at the closing, the issuance of a $200,000 non-interest bearing promissory note, payable quarterly over three years and the issuance of an aggregate of 37,000 shares of Common Stock (valued by the Company's Board of Directors at $8 per share). The Company was obligated to make a contingent payment to LANDCADD equal to 25% of any revenues in excess of $1.1 million derived by the Company from the sale of LANDCADD products during the twelve months ending December 31, 1995. Accordingly, as of December 31, 1995, the Company recorded a payable of $186,175 with interest payable of $19,333 to be paid quarterly through December 31, 1997. In conjunction with the acquisition, the Company entered into a non-competition agreement with four former employees of LANDCADD.

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

     On July 29, 1996, the Company completed the CIBC Acquisition. The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. Accordingly, as of June 30, 1997, the Company recorded a payable of $79, 597 to be paid in a lump sum within 90 days from the end of the earn-out period.

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At June 30, 1997, the Company had repurchased as treasury stock, 123,000 shares at an aggregate cost to the company of $508,875. On July 1, 1997, the Company subsequently re-issued 20,924 shares out of treasury stock for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan. The Company expects to continue repurchasing stock in fiscal year 1998.

     The Company believes that it's current cash position, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1998.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

     The information contained under the headings "Nominees for Directors," "Members of Board of Directors Continuing in Office" and "Compliance With
Section 16 of the Exchange Act" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997) is incorporated herein by reference.

Executive Officers of the Registrant

     Information with respect to executive officers of the Company.

     Name                  Age                         Position
     ----                  ---                         --------
Rodney L. Blum              42              Chairman of the Board, President and
                                              Chief Executive Officer

Dennis J. George            34              Vice President, Chief Financial
                                              Officer, Treasurer and Secretary;
                                              Director

John F. Biver               42              Vice President - Civil Division;
                                              Director

Edward T. Graham            34              Vice President - Building Design
                                              and Services Division

Brent A. Straka             29              Vice President - Marketing and
                                              Business Development Division

William P. Le May           43              Chief Technology Officer


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

     Edward T. Graham has been employed by the Company in various sales capacities since January 1990. Mr. Graham currently serves as Vice President - Building Design and Services Division. From May 1989 until he joined the Company, Mr. Graham was a principal of Prism Marketing, a provider of marketing systems and services.

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

     William P. Le May has been employed by the Company since October 1992 in various research and development and management positions. Since December, 1995 Mr. Le May has served as Chief Technology Officer. From March, 1984 until he joined the Company, Mr. Le May was a product manager Accugraph Corporation, a developer of software applications for the civil engineering market.

Item 11.  Executive Compensation

Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997) is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation SK, the information contained under the headings "Executive Officer Compensation", "Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1997) is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

       The following financial statements are filed as part of this report:

               . Report of Independent Auditors on Financial Statements.

               . Financial Statements:

                       Balance Sheets - June 30, 1997 and June 30, 1996.

                       Statements of Operations - years ended June 30, 1997, June 30, 1996 and June 30, 1995.

                       Statements of Stockholders' Equity - years ended June 30, 1997, June 30, 1996 and June 30, 1995.

                       Statements of Cash Flows - years ended June 30, 1997, June 30, 1996 and June 30, 1995.

                       Notes to financial statements - June 30, 1997.

(a)(2) Financial Statement Schedules

       Any schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.                Description
-----------                -----------

     3.1*       --  Certificate of Incorporation of the Company.

     3.2*       --  By-laws of the Company.

    10.1*       --  Loan Agreement between the Company and the City of Dubuque, dated January 20, 1992.

    10.2*       --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

    10.3*       --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

    10.4*       --  Community Economic Betterment Account Agreement between the
                    Company and the Iowa Department of Economic Development,
                    dated July 18, 1991.

    10.5*       --  Community Economic Betterment Account Agreement between the
                    Company and the Iowa Department of Economic Development,
                    dated July 15, 1993.

    10.6*       --  Asset Purchase Agreement between the Company and Facility
                    Mapping Systems, Inc., dated March 31, 1995.

    10.7*       --  Asset Purchase Agreement between the Company and LANDCADD,
                    Inc., dated January 1, 1995.

    10.8*       --  Redemption Agreement between the Company, and Scott J.
                    Taylor, dated August 5, 1994.

 /o/10.9****    --  Employment Agreement with Rodney L. Blum.

 /o/10.10****   --  Employment Agreement with Dennis J. George.

 /o/10.11****   --  Employment Agreement with John F. Biver.

 /o/10.12**     --  Eagle Point Software Corporation Stock Option Plan.

 /o/10.13***    --  Eagle Point Software Corporation, 1995 Employee Stock
                    Purchase Plan.

    10.14*      --  Purchase Agreement between VisionOne Partnership and the
                    Company, dated as of May 1, 1995.

    10.15*      --  Indemnification Agreement among the Company, Rodney L. Blum,
                    John F. Biver and Dennis J. George.

    10.16*****  --  Merger Agreement between the Company and ECOM Associates,
                    Inc., dated November 9, 1995.

    10.17*****  --  Asset Purchase Agreement between the Company and Computer
                    Integrated Building Corporation, dated July 29, 1996.

    11.1#       --  Statement re: computation of per share earnings.

    21.1#       --  Subsidiaries

    23.1#       --  Consent of Deloitte & Touche LLP.

 27#    -- Financial Data Schedule

---------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 ( File No. 33-91950)

** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96914)

*** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96918)

****    Incorporated by reference from the Company's 1995 Annual Report on Form
        10-K

*****   Incorporated by reference from the Company's 1996 Annual Report on Form
        10-K

#       Filed herewith.

/o/     Indicates management contract or compensatory plan or arrangement.

---------------------------

(b)  Reports on Form 8-K

     None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




Des Moines, Iowa
July 31, 1997, except for Note 18, as to which the date is August 22, 1997

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                1997           1996
CURRENT ASSETS:
 Cash and cash equivalents                                                                        $ 8,806,452    $ 3,106,704
 Short-term investments                                                                             2,488,616      7,508,561
 Accounts receivable (net of allowances of $206,385 and
  $251,344, respectively)                                                                           1,800,698      3,857,170
 Interest receivable                                                                                        -        255,290
 Inventories                                                                                          509,328        369,172
 Prepaid expenses and other assets                                                                     97,048        173,014
 Income taxes receivable                                                                              439,146              -
 Deferred income taxes                                                                                134,694              -
                                                                                                  -----------    -----------
      Total current assets                                                                         14,275,982     15,269,911

INVESTMENTS                                                                                                 -      2,466,032
PROPERTY & EQUIPMENT, NET                                                                           7,525,413      5,945,320
SOFTWARE DEVELOPMENT COSTS (net of accumulated
 amortization of $119,262 and $242,753, respectively)                                                  81,780        213,417
NON-COMPETE AGREEMENTS (net of accumulated
 amortization of $131,839 and $52,600, respectively)                                                  227,595        203,174
DEFERRED INCOME TAXES                                                                                 856,685        497,945
                                                                                                  -----------    -----------

TOTAL ASSETS                                                                                      $22,967,455    $24,595,799
                                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                                                                $   257,981    $   288,523
 Accounts payable                                                                                     485,817        252,768
 Accrued expenses                                                                                   1,042,778        966,754
 Deferred revenues                                                                                  1,060,780      1,540,998
 Other                                                                                                      -          5,641
                                                                                                  -----------    -----------
      Total current liabilities                                                                     2,847,356      3,054,684

LONG-TERM DEBT                                                                                        319,567        502,187
CEBA FORGIVABLE LOAN                                                                                        -        110,000
DEFERRED REVENUES                                                                                      44,260              -
                                                                                                  -----------    -----------
          Total liabilities                                                                         3,211,183      3,666,871
                                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 13, 16)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
 at June 30, 1997 and June 30, 1996                                                                         -              -
Common stock, $.01 par value; 20,000,000 shares authorized;
 4,941,730 shares issued and outstanding at June 30, 1997 and 1996                                     49,417         49,417
Additional paid-in capital                                                                         17,535,942     17,535,942
Retained earnings                                                                                   2,679,788      3,343,569
                                                                                                  -----------    -----------
                                                                                                   20,265,147     20,928,928

Treasury stock, at cost; 123,000 shares at June 30, 1997                                             (508,875)             -
                                                                                                  -----------    -----------
      Total stockholders' equity                                                                   19,756,272     20,928,928
                                                                                                  -----------    -----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                                       $22,967,455    $24,595,799
                                                                                                  ===========    ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997

---------------------------------------------------------------------------------------------
                                                        1997          1996          1995
Net revenues:

  Product sales                                       $12,212,660   $14,579,749   $13,344,033
  Training and support                                  3,592,162     4,582,375     2,487,385
                                                      -----------   -----------   -----------
          Total net revenues                           15,804,822    19,162,124    15,831,418
                                                      -----------   -----------   -----------
Cost of revenues:
  Product sales                                         3,921,305     4,370,127     4,385,884
  Training and support                                    860,793       703,136       448,387
  Charge for revaluation of capitalized software          294,233            --            --
                                                      -----------   -----------   -----------
          Total cost of revenues                        5,076,331     5,073,263     4,834,271
                                                      -----------   -----------   -----------
Gross profit                                           10,728,491    14,088,861    10,997,147
                                                      -----------   -----------   -----------
Operating expenses:
  Selling and marketing                                 5,593,808     6,421,005     4,323,806
  Research and development                              3,817,284     3,510,830     2,129,310
  General and administrative                            2,475,287     1,679,702     1,493,006
  Non-recurring charges                                   866,122        43,075     1,038,764
                                                      -----------   -----------   -----------
          Total operating expenses                     12,752,501    11,654,612     8,984,886
                                                      -----------   -----------   -----------
Operating income (loss) from continuing operations     (2,024,010)    2,434,249     2,012,261
Other income (expense):
  Interest income                                         632,983       734,710        31,595
  Interest expense                                        (32,207)      (23,791)     (197,598)
  Other income, net                                       126,426        30,863        29,685
                                                      -----------   -----------   -----------
Income (loss) from continuing operations
  before income taxes                                  (1,296,808)    3,176,031     1,875,943
Income tax expense (benefit)                             (633,027)    1,099,632       558,906
                                                      -----------   -----------   -----------
Net income (loss)                                     $  (663,781)  $ 2,076,399   $ 1,317,037
                                                      ===========   ===========   ===========
Weighted average common and common equivalent
  shares outstanding                                    4,930,119     4,957,988     3,873,126
                                                      ===========   ===========   ===========
Earnings per common and common equivalent share
  Net income (loss)                                   $     (0.13)  $      0.42   $      0.34
                                                      ===========   ===========   ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

                                                 Additional
                                        Common     Paid-In     Retained   Treasury
                                         Stock     Capital     Earnings     Stock      Total
BALANCES AT JUNE 30, 1994               $   100  $    81,009  $1,754,709             $ 1,835,818

Purchase and retirement of 1,625,000
 shares of common stock                     (33)     (81,009)   (910,222)               (991,264)

Five-for-one stock split                    270            -        (270)                      -

Issuance of 37,000 shares of common
 stock relating to an acquisition             4      295,996           -                 296,000

Contingent payment relating to
 purchase and retirement of
 1,625,000 shares of common stock             -            -    (133,390)               (133,390)

Change in par value of common
 stock from $.0001 to $.01               33,779      (33,779)          -                       -

Issuance of 1,500,000 shares of
 common stock in connection with
 the Company's public offering,
 net of $2,270,079 of offering
 expenses                                15,000   17,214,921           -              17,229,921

Excess of purchase price over
 net book value of facilities
 acquired from VisionOne
 Partners                                     -            -    (568,796)               (568,796)

Net income                                    -            -   1,317,037               1,317,037
                                        -------  -----------  ----------  ---------- -----------
BALANCES AT JUNE 30, 1995                49,120   17,477,138   1,459,068              18,985,326

Issuance of 29,730 shares of
 common stock relating to
 acquisition                                297       58,804    (191,898)               (132,797)

Net income                                    -            -   2,076,399               2,076,399
                                       --------  -----------  ----------  ---------  -----------
BALANCE AT JUNE 30, 1996                 49,417   17,535,942   3,343,569              20,928,928

Purchase of 123,000 shares
 of treasury stock                            -            -           -  $(508,875)    (508,875)

Net loss                                      -            -    (663,781)         -     (663,781)
                                        -------  -----------  ----------  ---------  -----------

BALANCE AT JUNE 30, 1997                $49,417  $17,535,942  $2,679,788  $(508,875) $19,756,272
                                        =======  ===========  ==========  =========  ===========

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
-----------------------------------------------------------------------------------------------------------------------

                                                                                  1997          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $  (663,781)  $  2,076,399    $ 1,317,037
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                                1,025,455        731,082        480,308
    Amortization of software development costs                                    468,939        273,747        336,162
    Charge for purchased research and development                                 475,393              -      1,038,764
    Forgiveness of CEBA loan                                                     (110,000)             -              -
    Deferred income taxes                                                        (496,024)      (145,825)      (347,359)
    Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisitions of CIBC during 1997,
      ECOM during 1996 and LANDCADD and FMS during 1995:
      Accounts receivable                                                       2,056,472     (1,383,093)    (1,184,683)
      Inventories                                                                (140,156)       238,450       (417,745)
      Prepaid expenses                                                             71,436        170,498       (282,500)
      Accrued interest receivable                                                 255,290       (255,290)             -
      Accounts payable                                                            233,049       (403,987)       305,803
      Income taxes payable/receivable                                            (442,198)      (632,160)       506,016
      Deferred revenues                                                          (435,958)       194,344        747,158
      Accrued expenses                                                             76,024       (171,556)       782,056
      Other                                                                         4,402         55,818        (32,976)
                                                                              -----------   ------------    -----------
          Net cash provided by operating activities                             2,378,343        748,427      3,248,041
                                                                              -----------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                     (2,585,778)    (3,017,681)      (956,971)
  Software development costs:
    Capitalized costs                                                                   -        (74,744)       (92,705)
    Purchases of software                                                        (305,081)      (129,500)        (9,000)
  Purchase of investments                                                               -     (9,974,593)             -
  Proceeds from maturities of investments                                       7,485,977              -              -
  Payments to acquire companies, net of cash acquired                            (551,676)             -       (728,473)
                                                                              -----------   ------------    -----------
          Net cash provided by (used in) investing activities                   4,043,442    (13,196,518)    (1,787,149)
                                                                              -----------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                     (213,162)      (188,131)      (238,613)
  Proceeds from long-term debt                                                          -              -        425,250
  Purchase of treasury stock                                                     (508,875)             -              -
  Purchase and retirement of common stock                                               -              -     (1,124,654)
  Proceeds from issuance of common stock                                                -              -     17,229,921
  Payment to VisionOne Partners to acquire facility                                     -              -     (2,632,275)
                                                                              -----------   ------------    -----------
          Net cash provided by (used in) financing activities                    (722,037)      (188,131)    13,659,629
                                                                              -----------   ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         5,699,748    (12,636,222)    15,120,521

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                           3,106,704     15,742,926        622,405
                                                                              -----------   ------------    -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                               $ 8,806,452   $  3,106,704    $15,742,926
                                                                              ===========   ============    ===========

                                                                                                           (Continued)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

                                                                                  1997         1996          1995
SUPPLEMENTAL CASH FLOW
 INFORMATION:

 Cash paid for:
  Interest                                                                      $ 30,013    $   28,534    $  186,596
                                                                                ========    ==========    ==========

  Income taxes                                                                  $313,728    $1,887,737    $  395,165
                                                                                ========    ==========    ==========

 Non-cash investing and financing activities:
  Long-term debt and other non-current liabilities
   assumed in business acquisitions                                                                       $   97,887
  Long-term debt issued in business acquisitions                                $ 79,597    $  186,175       173,580
  Common stock issued in business acquisitions                                         -      (132,797)      296,000
  Forgiveness of CEBA loan                                                       110,000             -             -

 Payments to acquire companies, net of cash acquired:
  Fair value of assets acquired                                                 $631,273                  $1,363,635
  Liabilities assumed                                                                  -                    (165,582)
  Long-term debt issued                                                          (79,597)                   (173,580)
  Common stock issued                                                                  -                    (296,000)
                                                                                --------                  ----------
                                                                                $551,676                  $  728,473
                                                                                ========                  ==========


See notes to consolidated financial statements.                                                           (Concluded)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Operations - Eagle Point Software Corporation and its subsidiary (the "Company") is engaged in the development, production and sale of software for the engineering, construction, structural and architectural markets.

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

   On June 30, 1995, the Company purchased its facilities from the Partnership (see Note 15). Due to the purchase, the Partnership is no longer considered a special-purpose entity and combined financial statements are no longer required. However, as these transactions were all between entities under common control, they have been accounted for in a manner similar to a pooling-of-interests. The June 30, 1995 statement of operation represents the historical combined operations of the Company and the Partnership. All significant intercompany accounts and transactions between these entities have been eliminated for financial statement purposes.

   Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

   Investments - The Company adopted an investment policy in the prior year to address ongoing management of the Company's short-term investments with maturity terms not exceeding two years. In conjunction with the investment policy, the Company implemented Statement of Financial Accounting Standard ("SFAS") No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities" in 1996. This statement addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values. All the Company's investments are accounted for as held-to-maturity and reported at amortized cost.

   Inventories - Inventories are stated at the lower of cost (first in, first out) or market and consist of the following as of June 30:

                                                                      1997             1996
Manuals and diskettes                                               $150,937         $150,031
Finished software products                                           353,214          209,516
Other supplies                                                         5,177            9,625
                                                                    --------         --------

                                                                    $509,328         $369,172
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

Income Taxes - The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, measured using enacted tax rates.

Concentrations - The Company held $2.5 and $9.97 million in various U.S. Treasury Notes as of June 30, 1997 and 1996, respectively. The Company's temporary cash investments, $1.1 and $2.6 million as of June 30, 1997 and 1996, respectively, were placed in a money market account with William Blair Mutual Funds, Inc. and $7.6 million and $0.4 million as of June 30, 1997 and 1996, respectively, were placed in a money market repurchase account at a local bank. These are primarily funds that were received on June 16, 1995 from the Company's public stock offering (see Note 2).

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

Software Development Costs - Software development costs are stated at the lower of unamortized cost or net realizable value. The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. Costs associated with product enhancements that extend the original product's life are also capitalized upon technological feasibility. Amortization of product development costs begins the month of general release and extends on a straight-line basis over 12 to 18 months, which results in amortization expense no less than that which would result from using the ratio of current gross revenues to total expected gross revenues. Purchased software development costs are capitalized and amortized over 18 to 36 months.

   Earnings Per Share - Earnings per common and common equivalent share for all years presented were determined by dividing applicable income amounts by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Shares issued within a one year period prior to the Company's initial public offering, at prices below the offering price, have been included in the calculation of weighted average number of common shares for the year ended June 30, 1995, in accordance with rules promulgated by the Securities and Exchange Commission.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which will be adopted by the Company in fiscal 1998. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during fiscal 1997 and 1996, basic net income (loss) per share would have been $(0.13) and $0.42 and diluted net income (loss) per share would have been $(0.13) and $0.42, respectively.

   Statement of Financial Accounting Standards - Effective July 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for Long-Lived Assets to be Disposed Of." This statement requires companies to write down to estimated fair value long-lived assets and certain identifiable intangibles. The Company periodically reviews and assesses the realizability of its long-lived and intangible assets, including product development costs. The amount charged to expense related to this assessment was approximately $294,000 and was included in the accompanying consolidated statement of operations for the year ended June 30, 1997. The Company determined the value of the intangible assets based on management's estimates of future cash flow projections.

   Effective July 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its employee stock option plans. Note 13 to the financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997 and 1996 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will be adopted by the Company in fiscal 1998. SFAS No. 130 requires companies to classify items of other comprehensive income in a financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. Adoption of the new standard will not have a material impact on the Company's results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in fiscal 1998. SFAS No. 131 requires companies to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets for its reportable operating segments. Adoption of the new standard will not impact the Company's results of operations.

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

   The net proceeds of the offering, after deducting underwriting discounts and applicable expenses, were $17,229,921. During June 1995, the Company used $2,750,000 of the proceeds to acquire its facilities from the Partnership (See Note 15). The remaining proceeds are intended to be used for general corporate purposes including capital expenditures and possible future acquisitions.

3. ACQUISITIONS

   Computer Integrated Building Corporation

   On July 29, 1996, the Company purchased substantially all assets of Computer Integrated Building Corporation ("CIBC"), a developer and marketer of computer software.

   The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of Computer Integrated Building Corporation's products plus (2) 50% of such revenues exceeding $743,400, during the 12 month period ending July 29, 1997. As of June 30, 1997, the Company recorded a payable of $79,597 with all amounts payable September 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and former owners.

   The CIBC acquisition has been accounted for under the purchase method, and accordingly, the results of operations of such business are included in the Company's results from their respective dates of acquisition. For the acquisition, the aggregate cost over fair value of acquired net assets has been assigned principally to purchased research and development in process and software development costs based on its estimated fair market value. The portion of the purchase price allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Amounts allocated to software development costs and other intangibles will be amortized on a straight-line basis over their estimated useful lives not to exceed five years.

   Purchase price allocation was as follows:

   Current assets
   Property and equipment                                                                   $ 20,000
   Software development costs and other intangibles                                           54,607
   Purchased research and development in process                                             475,393
                                                                                            --------

                                                                                            $550,000
                                                                                            ========

   The purchase did not have a material effect on the financial statements previously presented and, therefore, such statements have not been restated.

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

   The purchase price was $410,000 cash. Additionally, the Company is obligated to make a contingent payment equal to (1) 100% of the revenues between $410,000 and $670,000 received by the Company in connection with the sale of FMS products plus (2) 50% of such revenues exceeding $670,000 during the 12 month period ended March 31, 1996. At the discretion of FMS, the contingent payment is required to be made either in cash or in Company common stock based on the market value per share at the time of the contingent payment, as defined. For the 12 months ended March 31, 1996 sales of FMS products did not exceed the $410,000 minimum requirement. Therefore, no contingent payment has been recorded. As part of the acquisition, a five year non-compete agreement was entered into between the Company and two former employees of FMS.

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

4. INVESTMENTS

   Investments consist of U.S. Treasury Notes, total investments as of June 30:

                                              1997                                   1996
                                  ------------------------------         -----------------------------
                                  Carrying Value     Fair Value          Carrying Value     Fair Value

Short-term investments              $2,488,616       $2,495,313            $7,508,561       $7,513,281
Long-term investments                        -                -             2,466,032        2,473,438

5. PROPERTY AND EQUIPMENT, NET

   Property and equipment consists of the following as of June 30:

                                                   1997              1996

Land                                            $   637,400       $   637,400
Buildings and land improvements                   4,047,973         1,723,845
Building construction in progress                         -         1,198,748
Computer equipment and purchased software         4,063,267         3,143,659
Furniture and fixtures                            1,331,307           844,877
Office equipment                                    569,056           508,944
Vehicles                                             76,691            66,399
                                                -----------       -----------

                                                 10,725,694         8,123,872
Accumulated depreciation                         (3,200,281)       (2,178,552)
                                                -----------       -----------

                                                $ 7,525,413       $ 5,945,320
                                                ===========       ===========


6. ACCRUED EXPENSES

   Accrued expenses consist of the following as of June 30:

                                                     1997             1996

Salaries and commissions                          $  285,042         $281,874
Other                                                757,736          684,880
                                                  ----------         --------

                                                  $1,042,778         $966,754
                                                  ==========         ========


7. NOTES PAYABLE

   At June 30, 1997, the Company had a $2,000,000 unsecured operating line of credit agreement with the bank which expires December 1, 1997. Borrowings under the line of credit accrue interest at the prime rate (8.5% at June 30, 1997). At June 30, 1997 there were no borrowings outstanding under the line.

8. LONG-TERM DEBT

   Long-term debt consists of the following as of June 30:

                                                                           1997        1996
        Community Development Block Grant Loan from the City of
        Dubuque, interest at 3%, principal and interest payments of
        $3,973 are due quarterly with final payment during October
        2000, collateralized by certain equipment purchased with the
        loan proceeds.                                                   $ 49,035    $ 66,662


                                                                           1997        1996
        Community Development Block Grant Loan from the City of
        Dubuque, interest at 5%, interest-only payments were due
        annually through January 1995, principal and interest payments of $28,872 are due annually beginning January 1996 with final payment during January 2000, collateralized by certain
        equipment purchased with the loan proceeds.                        78,625     102,378

        Community Development Block Grant Loan from the City of
        Dubuque, interest at 3%, principal and interest payments of
        $7,946 are due quarterly with final payment during February
        2002, collateralized by certain inventory, accounts
        receivable, equipment and fixtures of the Company and
        guaranteed by certain stockholders of the Company.                140,217     167,284

        Note payable acquired in acquisition of ECOM, interest at
        5.25%, interest and principal payments of $1,235 quarterly
        with final payment in September 1998.                               5,939      11,446

        Community Economic Betterment Account Loan from the Iowa
        Department of Economic Development, non-interest bearing note requiring annual payments of $28,571 beginning November 1995 with final payment in November 2001, collateralized by certain equipment purchased with the loan proceeds and guaranteed by
        certain stockholders of the Company.                              142,857     171,429

        Non-interest bearing note payable to the former owners of
        LANDCADD for contingent revenue payment, due in quarterly
        installments of $25,689 with final payment during December
        1997, net of unamortized discount of $1,681 and $15,145 for the years ended June 30, 1997 and 1996, respectively, based on
        an imputed interest rate of 9%.                                    49,040     164,675

        Non-interest bearing note payable to the former owners of
        LANDCADD, due in quarterly installments of $16,667 with final payment during December 1997, net of unamortized discount of
        $1,092 and $9,829 for the years ended June 30, 1997 and 1996,
        respectively, based on an imputed interest rate of 9%.             32,238     106,836

        Non-interest bearing note payable to the former owners of CIBC,
        due September 1997                                                 79,597           -
                                                                         --------    --------
                                                                          577,548     790,710

        Less current portion                                              257,981     288,523
                                                                         --------    --------
                                                                         $319,567    $502,187
                                                                         ========    ========

    At June 30, 1997, future principal payments on long-term debt for each of the five years in the period ended June 30, 2002 are $257,981, $99,539, $101,040, $66,933 and $52,055, respectively.

 9. COMMUNITY ECONOMIC BETTERMENT ACCOUNT ("CEBA") FORGIVABLE LOAN

    The CEBA Agreement is an agreement between the Iowa Department of Economic Development ("Department"), the City of Dubuque, Iowa, and the Company with the funds designated to purchase machinery, equipment, and furniture and fixtures. It is collateralized by a purchase money security interest covering machinery and equipment purchased with the loan proceeds and a personal guarantee from certain stockholders of the Company.

    As the Company met certain employment obligations outlined in the agreement, the Department granted permanent forgiveness of the loan in fiscal 1997. Accordingly, the Company recognized the $110,000 principal as other income in fiscal 1997.

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

    In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock. At June 30, 1997, the number of shares purchased under this authorization was 123,000.

11. INCOME TAXES

    Income tax (benefit) expense consists of the following for the years ended June 30:

                                 1997               1996               1995

    Current:
      Federal                 $ (83,844)         $1,213,729          $929,522
      State                     (53,159)             31,728           (23,257)
                              ---------          ----------          --------

    Total current              (137,003)          1,245,457           906,265
                              ---------          ----------          --------

    Deferred:
      Federal                  (485,040)           (141,234)         (333,590)
      State                     (10,984)             (4,591)          (13,769)
                              ---------          ----------          ---------



    Total deferred             (496,024)           (145,825)          (347,359)
                              ---------          ----------          ---------

    Income tax (benefit)
      expense                 $(633,027)         $1,099,632          $ 558,906
                              =========          ==========          =========


    The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                                1997          1996          1995

    Product development costs                $  (7,456)    $ (19,632)    $ (88,865)
    Depreciation                              (200,290)     (141,338)      (37,322)
    Accrual to cash basis amortization               -      (115,410)     (230,819)
    Purchased research and development         460,504       329,073       353,310
    Research and development tax credits       169,719             -             -
    Deferred revenues                           54,432        27,440        54,880
    Prepaid expenses                           (27,526)      (52,528)     (116,011)
    Allowance for bad debts                     42,619        44,235        42,008
    Land acquired from Partnership              79,625        79,625        79,625
    Building acquired from Partnership         252,765       258,143       226,650
    Other                                      166,987        85,747        66,074
    Iowa new jobs credits                      178,000       178,000       154,000
    Valuation allowance                       (178,000)     (178,000)     (154,000)
                                             ---------     ---------     ---------

                                             $ 991,379     $ 495,355     $ 349,530
                                             =========     =========     =========

    The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the years ended June 30, 1997 and 1996, the Company's management determined that approximately $178,000 of tax credits are available to the Company since their agreement was entered into (see Note 16). However, as the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa, only $12,000 in credits were used to reduce 1996 Iowa state taxes. As the Company had a loss in 1997, no credit was utilized. The credits of $153,000 generated during the period ended June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. Additional credits of $25,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. Management has fully reserved the deferred tax asset related to the credit carryforward as they believe it is more likely than not that the benefit of the carryforward will not be fully realized prior to its expiration.

    Reconciliations of income tax (benefit) expense with income tax (benefit) expense computed using statutory federal rates are as follows for the years ended June 30:

                                                         1997          1996         1995

    Computed statutory (benefit) expense              $(453,882)    $1,111,611    $656,580
    State income taxes, net of federal tax benefit      (42,334)        17,910     (24,437)
    Research and development tax credits               (169,719)             -     (84,134)
    Other                                                32,908        (29,889)     10,897
                                                      ---------     ----------    --------

    Income tax (benefit) expense                      $(633,027)    $1,099,632    $558,906
                                                      =========     ==========    ========

12. EXPORT SALES

    Net revenues consisted of the following for the years ended June 30:

                                       1997           1996           1995

Domestic                           $14,525,719    $17,958,882    $14,115,389
Export - Canada                        430,322        639,210        333,299
Export - other                         848,781        564,032      1,382,730
                                   -----------    -----------    -----------

                                   $15,804,822    $19,162,124    $15,831,418
                                   ===========    ===========    ===========

13. NON-RECURRING CHARGES

    The non-recurring charges included in the accompanying consolidated statements of operations consist of the following:

                                                         1997       1996         1995

    Charge of purchased research and
      development other acquisition related charges    $475,393    $43,075    $1,038,764
    Charge for claims, settlements and
      contingencies                                     234,794          -             -
    Restructuring charges                               155,935          -             -
                                                       --------    -------    ----------

                                                       $866,122    $43,075    $1,038,764
                                                       ========    =======    ==========

    Non-recurring charges include a charge for purchased research and development of $475,393 in connection with the acquisition of Computer Integrated Building Corporation. The $234,794 incurred in December 1996, for claims, settlements and contingencies relates to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

    In addition, the Company incurred charges of $155,935 in March of 1997 relating to office closings and restructuring in California and Colorado. The closing of these offices was due primarily to management's decision to consolidate product development and support.

    Included in the non-recurring charges in the accompanying consolidated statement of operations for 1996 is a $43,000 charge for purchased research and development and other acquisition related expenses incurred in connection with the ECOM merger. Included in the non-recurring charges in the accompanying consolidated statement of operations for 1995 are charges for purchased research and development and other acquisition related expenses of $719,529 in connection with the LANDCADD acquisition and $319,235 in connection with the FMS acquisition.

14. EMPLOYEE BENEFITS

    Profit Sharing - The Company has 401(k) profit sharing plan. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 1997, 1996 and 1995, the Company's matching contributions were $17,826, $12,700 and $10,313, respectively.

    Employee Stock Purchase Plans - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, became effective on July 1, 1995, permitting eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares will be purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period or 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 100,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 100,000 shares have been sold.

    Stock Options - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Stock Option Plan (the "Plan") which allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 750,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. No stock options may be issued under the Plan after May 1, 2005. Concurrent with the offering, the Company granted 154,750 options under the Plan at $13 per share. During the year ending June 30, 1996 an additional 81,300 options were granted by the Company under the plan at prices from $9.94 to $20.875 per share. During the year ending June 30, 1997 an additional 137,506 options were granted by the Company under the plan at prices from $3.13 to $6.00 per share. Due to terminations and related forfeitures of options throughout the year, there were 286,256 options outstanding at June 30, 1997. As of June 30, 1997, no options had yet been exercised.

    Under the Plan, the exercise price of each option equals the market price at the time of the grant. Options granted to employees vest over 4 years from the date of the grant and options to non-employee directors vest immediately on the date of grant. All options expire no later than 10 years from the date of grant.

    The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Company's Purchase Plan and Plan for 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant SFAS No. 123, net earnings and earnings per share would have been reduced as follows:

                                                1997               1996

    Net earnings:
      As reported                             $(633,781)         $2,076,399
      Pro forma                                (801,793)          1,947,626

    Earnings per share:
      As reported                             $   (0.13)         $     0.42
      Pro forma                                   (0.16)               0.39

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 6.30%; and expected lives of 5 years from grant date. A summary of the status of the stock option plans as of June 30, 1997, 1996 and 1995, and the changes during the years ending on those dates is presented below:

                                                   1997                    1996                   1995
                                            -------------------    --------------------    ------------------
                                                       Weighted                Weighted              Weighted
                                                        Average                 Average              Average
                                                       Exercise                Exercise              Exercise
Fixed Options                                Shares      Price       Shares      Price      Shares    Price

OUTSTANDING AT
  BEGINNING OF YEAR                          203,150    $ 14.15      154,750    $ 13.00
  Granted                                    137,506       4.31       81,300      16.46     154,750    $13.00
  Exercised                                        -          -            -          -           -         -
  Forfeited                                  (52,400)    (11.15)     (32,900)    (14.48)          -         -
                                            --------                --------                -------
OUTSTANDING AT
  END OF YEAR                                288,256      14.84      203,150      14.15     154,750     13.00
                                            ========                ========                =======

Options exercisable at year end               21,698                  12,665                      -

Weighted-average fair value of
  options granted during the year              $1.93                   $7.37




The following table summarizes information about fixed stock options outstanding at June 30, 1997:


                                   Options Outstanding                      Options Exercisable
                           -----------------------------------         ----------------------------
                                                  Weighted                               Weighted
   Exercise                                        Average                               Average
     Price                                        Remaining                              Exercise
     Range                      Number        Contractual Life        Number              Price

$ 3.13 to $6.00                120,206           9.44 years            2,000               $ 6.00
  9.94 to 13.00                122,850           8.07 years           11,738                 9.94
 17.50 to 20.88                 45,200           8.53 years            7,960                19.98
                               -------                                ------
                               288,256                                21,698
                               =======                                ======


15.  LEASES

     The Company leases certain office space and vehicles under operating leases. Rent expense for the years ended June 30, 1997, 1996 and 1995, was $158,372, $185,425 and $73,307, respectively. During 1996 and 1995, the
     Company subleased a portion of the leased office space to another company. Sublease income for the years ended 1996 and 1995 was $18,600 and $25,351, respectively. There was no sublease income for the year ended June 30, 1997.

     At June 30, 1997, future minimum rental payments due under operating leases for each of the five years in the period ended June 30, 2002 are $86,781, $28,973, $5,238, $1,778 and $0, respectively.

16.  RELATED PARTY TRANSACTIONS

     Prior to June 30, 1995, the Company leased its facility from the Partnership. On June 30, 1995, the Company purchased the facility from the Partnership. The purchase price was $2,750,000, an amount determined by the Company's Board of Directors to be the current fair market value of the property based on a recent independent appraisal, consisting of $2,632,275 cash and forgiveness of a note payable to

     Company of $117,725. However, the property is reflected on the Company's books at the Partnership's historical net book value ($1,874,929 at June 30, 1995). The $875,071 difference between the net book value and purchase price was recorded as a reduction of retained earnings, net of deferred taxes of $306,275.

     As discussed in Note 1, the June 30, 1995 Statement of Income represents the historical combined operations of the Company and the Partnership. Condensed Partnership financial information, prior to eliminations, is presented below.

     Statement of Operations:
      Rent income - Company                                             $221,457
      Depreciation expense                                                71,375
      Interest and other expenses                                        165,771


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

     In May 1996, a second addendum to the Training Agreement was entered into. This addendum increased the amount of reimbursement for training expenses incurred by the Company during the terms of the agreement by approximately $288,000. As of June 30, 1997 the Company had received $55,000 in reimbursement under this addendum.

18.  SUBSEQUENT EVENT

     On July 1, 1997 the Company re-issued 20,924 shares of treasury stock for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan.

     On August 22, 1997, the Company received notification from Autodesk, the producers of AutoCAD, that as of January 31, 1998, the Company will no longer be able to resell AutoCad. Total revenues and contribution to gross profit for the years ended June 30, 1997 and 1996 were approximately $2,519,000 and $423,000 and $2,584,000 and $502,000, respectively.

                                  * * * * * *

                                  SIGNATURES


     Pursuant to the requirements of Section 13 Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 1997                EAGLE POINT SOFTWARE CORPORATION



                                         /s/  Rodney L. Blum
                                         ------------------------------
                                         Rodney L. Blum
                                         Chairman of the Board, President and
                                         Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 26th day of September, 1997.


         Name                        Capacity
         ----                        --------


/s/ Rodney L. Blum                   Chairman of the Board,
-----------------------              President, Chief Executive Officer and
Rodney L. Blum                       Director (principal executive officer)


/s/ Dennis J. George                 Vice President, Chief
-----------------------              Financial Officer, Secretary, Treasurer and
Dennis J. George                     Director (principal financial and
                                     accounting officer)



/s/ John F. Biver                    Vice President and Director
-----------------------
John F. Biver


/s/ James P. Hickey                  Director
--------------------------
James P. Hickey


/s/ Thomas O. Miller                 Director
--------------------------
Thomas O. Miller

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------


  3.1*          --  Certificate of Incorporation of the Company.

  3.2*          --  By-laws of the Company.

 10.1*          --  Loan Agreement between the Company and
                    the City of Dubuque, dated January 20, 1992.

 10.2*          --  Loan Agreement between the Company and
                    the City of Dubuque, dated July 6, 1993.

 10.3*          --  Loan Agreement between the Company and
                    the City of Dubuque, dated May 16, 1994.

 10.4*          --  Community Economic Betterment Account
                    Agreement between the Company and the
                    Iowa Department of Economic Development, dated July 18, 1991.

 10.5*          --  Community Economic Betterment Account
                    Agreement between the Company and the
                    Iowa Department of Economic Development, dated July 15, 1993.

 10.6*          --  Asset Purchase Agreement between the
                    Company and Facility Mapping Systems,
                    Inc., dated March 31, 1995.

 10.7*          --  Asset Purchase Agreement between the
                    Company and LANDCADD, Inc., dated
                    January 1, 1995.

 10.8*          --  Redemption Agreement between the
                    Company, and Scott J. Taylor, dated
                    August 5, 1994.

/o/10.9****     --  Employment Agreement with Rodney L. Blum.

/o/10.10****    --  Employment Agreement with Dennis J. George.

/o/10.11****    --  Employment Agreement with John F. Biver.

/o/10.12**      --  Eagle Point Software Corporation Stock
                    Option Plan.

Exhibit No.                     Description
-----------                     -----------


 .10.13***       --  Eagle Point Software Corporation Stock
                    Purchase Plan.

 10.14*         --  Purchase Agreement between VisionOne
                    Partnership and the Company, dated as
                    of May 1, 1995.

 10.15*         --  Indemnification Agreement among the
                    Company, Rodney L. Blum, John F.
                    Biver and Dennis J. George.

 10.16*****     --  Merger Agreement between the
                    Company and ECOM Associates,
                    Inc., dated November 9, 1995.

 10.17*****     --  Asset Purchase Agreement between the
                    Company and Computer Integrated
                    Building Corporation, dated July 29, 1996.

 11.1#          --  Statement re: computation of per share earnings.

 21.1#              Subsidiaries

 23.1#          --  Consent of Deloitte & Touche LLP.

 27#                Financial Data Schedule



-------------------------

* Incorporated by reference from the Company's Registration Statement on Form S -1 (File No. 33-91950)
** Incorporated by reference from the Company's Registration Statement on Form S -8 (File No. 33-96914)
*** Incorporated by reference from the Company's Registration Statement on Form S -8 (File No. 33-96918)
****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K
*****  Incorporated by reference from the Company's 1996 Annual Report on Form
       10-K
#      Filed herewith.

/o/    Indicates management contract or compensatory plan or arrangement.