Form 10-Q
period 1997-09-30
EAGLE POINT SOFTWARE CORP
filed 1997-11-14
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    ----------------

Commission file number:  0-26170


                       Eagle Point Software Corporation
            (Exact name of registrant as specified in its charter)


          Delaware                                              42-1204819
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)


                 4131 Westmark Drive, Dubuque, IA  52002-2627
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

Common Stock, par value $.01 per share, outstanding as of November 14, 1997:
4,805,654 shares

--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                   For the quarter ended September 30, 1997
                                     Index

                         PART I. Financial Information
                         -----------------------------

                                                                            Page
                                                                            ----

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          September 30, 1997 and June 30, 1997                                3

          Consolidated Statements of Operations -
          for the three months ended September 30, 1997 and 1996              5

          Consolidated Statements of Cash Flows -
          for the three months ended September 30, 1997 and 1996              6

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9


                          PART II. Other Information
                          --------------------------


Item 1.   Legal Proceedings                                                  12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

          SIGNATURES                                                         13

                        PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                     September 30,                 June 30,
                                                                                     --------------              -----------
                                                                                          1997                       1997
ASSETS                                                                                (Unaudited)                 (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 2,783,809              $ 8,806,452
  Short-term investments                                                                  6,498,960                2,488,616
  Accounts receivable (net of allowances of $196,778 and $206,385, respectively)          1,143,811                1,800,698
  Income tax receivable                                                                     251,669                  439,146
  Interest receivable                                                                        32,813
  Deferred income taxes                                                                     134,694                  134,694
  Inventories                                                                               353,674                  509,328
  Prepaid expenses and other assets                                                         219,414                   97,048
                                                                                        -----------              -----------
          Total current assets                                                           11,418,844               14,275,982

INVESTMENTS                                                                               3,004,402
PROPERTY & EQUIPMENT, NET                                                                 7,445,772                7,525,413
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $79,858 and $119,262, respectively)                                                        62,197                   81,780
NON-COMPETE AGREEMENTS (net of accumulated amortization of $101,666
 and $131,389  respectively)                                                                202,537                  227,595
DEFERRED INCOME TAXES                                                                       856,685                  856,685
                                                                                        -----------              -----------

TOTAL ASSETS                                                                            $22,990,437              $22,967,455
                                                                                        ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $   153,640              $   257,981
  Accounts payable                                                                          535,338                  485,817
  Accrued expenses                                                                          871,369                1,042,778
  Deferred revenues                                                                       1,487,307                1,060,780
                                                                                        -----------              -----------
          Total current liabilities                                                       3,047,654                2,847,356

LONG-TERM DEBT                                                                              292,141                  319,567
DEFERRED REVENUES                                                                            51,671                   44,260
                                                                                        -----------              -----------
          Total liabilities                                                             $ 3,391,466              $ 3,211,183
                                                                                        -----------              -----------


EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)
=============================================================================================================================

                                                                                     SEPTEMBER 30,               JUNE 30,
                                                                                  -----------------        -----------------
                                                                                          1997                     1997
STOCKHOLDERS' EQUITY:                                                                 (Unaudited)               (Audited)
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at September 30, 1997 and June 30, 1997
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 shares
  issued and outstanding at September 30, 1997 and June 30, 1997                             49,417                   49,417
Additional paid-in capital                                                               17,535,942               17,535,942
Retained earnings                                                                         2,554,740                2,679,788
                                                                                  -----------------        -----------------
                                                                                         20,140,099               20,265,147
Treasury stock, at cost; 136,076 shares at September 30, 1997 and 123,000 shares
  at June 30, 1997                                                                         (541,128)                (508,875)
                                                                                  -----------------        -----------------
          Total stockholders' equity                                                     19,598,971               19,756,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $22,990,437              $22,967,455
                                                                                  =================        =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
==============================================================================================================================

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                        ------------------------------------------------------
                                                                                  1997                             1996


                                                                              (Unaudited)                      (Unaudited)
Net revenues:
  Product sales                                                                     $2,264,986                      $3,071,748
  Training and support                                                                 636,826                       1,080,687
                                                                        ----------------------            --------------------
          Total net revenues                                                         2,901,812                       4,152,435
                                                                        ----------------------            --------------------

Cost of revenues:
  Product sales                                                                        788,244                       1,076,348
  Training and support                                                                 144,300                         171,199
                                                                        ----------------------            --------------------
          Total cost of revenues                                                       932,544                       1,247,547
                                                                        ----------------------            --------------------

Gross profit                                                                         1,969,268                       2,904,888
                                                                        ----------------------            --------------------

Operating expenses:
  Selling and marketing                                                                987,301                       1,421,815
  Research and development                                                             846,130                         911,904
  General and administrative                                                           495,639                         509,248
  Non-recurring charges                                                                      -                         475,393
                                                                        ----------------------            --------------------
          Total Operating Expenses                                                   2,329,070                       3,318,360
                                                                        ----------------------            --------------------

Operating loss from continuing operations                                             (359,802)                       (413,472)

Other income, net:
  Interest income, net of expense                                                      147,245                         158,700
  Other income, net                                                                      2,262                         119,662
                                                                        ----------------------            --------------------

Loss from continuing operations before income taxes                                   (210,295)                       (135,110)
Income tax benefit                                                                     (91,359)                        (62,381)
                                                                        ----------------------            --------------------

Net loss                                                                             ($118,936)                       ($72,729)
                                                                        ======================            ====================

Weighted average common and common equivalent
  shares outstanding                                                                 4,826,457                       4,941,730
                                                                        ======================            ====================

Loss per common and common
  equivalent share                                                                      ($0.02)                         ($0.01)
                                                                        ======================            ====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                 --------------------------------------------------------
                                                                             1997                        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                     (Unaudited)                 (Unaudited)
 Net loss                                                                 ($118,936)                    ($72,729)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                                           288,580                      233,526
    Amortization of software development costs                               19,583                       43,830
    Charge for purchased research and development                                 -                      475,393
    Loss on issuance of treasury stock                                        6,112                            -
    Forgiveness of CEBA Loan                                                      -                     (110,000)
    Changes in assets and liabilities, net of assets and
     liabilities acquired in connection with the acquisition
     of CIBC:
      Accounts receivable                                                   656,887                    1,361,945
      Interest receivable                                                   (32,813)                     148,459
      Income tax receivable                                                 187,477                      (90,966)
      Inventories                                                           155,654                     (196,629)
      Prepaid expenses                                                     (122,367)                    (175,526)
      Accounts payable                                                       49,521                      262,583
      Deferred revenues                                                     433,939                     (638,407)
      Accrued expenses                                                     (171,409)                      51,249
      Other                                                                   3,256                      (10,121)
                                                                 ------------------           ------------------
          Net cash provided by operating activities                       1,355,484                    1,282,607
                                                                 ------------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in short-term bills                                         (7,014,746)                   2,505,603
  Purchases of property and equipment, net                                 (193,251)                  (1,547,947)
  Purchases of software                                                           -                     (200,000)
  Payments to acquire companies, net of cash acquired                             -                     (551,676)
                                                                 ------------------           ------------------
          Net cash provided by (used in) in investing
           activities                                                    (7,207,997)                     205,980
                                                                 ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                               (131,767)                     (86,257)
  Purchases of treasury stock                                              (118,816)                           -
  Proceeds from issuance of treasury stock                                   80,453
                                                                 ------------------           ------------------
          Net cash used in financing activities                            (170,130)                     (86,257)
                                                                 ------------------           ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (6,022,643)                   1,402,330

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                     8,806,452                    3,106,704
                                                                 ------------------           ------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                         $ 2,783,809                  $ 4,509,034
                                                                 ==================           ==================

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                              -------------------------------------------------
                                                                                      1997                           1996
                                                                                  (Unaudited)                     (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest                                                                             ($65,563)                       $ 13,526
                                                                              =================              ==================

  Income taxes                                                                        ($280,759)                       $316,165
                                                                              =================              ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


1.  Interim Financial Statements

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1997 and June 30, 1997, and the results of operations and cash flows for the three-month period ended September 30, 1997 and 1996.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1997.

2.  Deferred Revenues and Revenue Recognition

The Company derives substantially all of its product revenues from the license of its software products. Revenue is recognized upon shipment of the product, provided that no significant vendor, post-contract support, or product upgrade obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company has no significant vendor and post-contract support obligations associated with its product sales. Dependent upon the timing of future product upgrade releases and market conditions, the Company may extend promotions where product upgrade obligations are associated with the shipment of software products. Based upon the terms of the promotions extended, a portion or all of the product revenues may be deferred until the promotional product upgrade is released and subsequently shipped. The Company recognizes its service revenues from maintenance and support contracts ratably over the period of the arrangements. These contracts generally have terms of one year or less. The Company recognizes its service revenues from training arrangements in the period in which the training occurs. The Company's product returns historically have been insignificant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation, the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended September 30, 1997 and the Company's Report on Form 10-K for the year ended June 30, 1997.

Results of Operations

     Net revenues decreased $1.3 million, or 30.1%, to $2.9 million for the three months ended September 30, 1997 (the "1997 Period"), from $4.2 million for the three months ended September 30, 1996 (the "1996 Period"). The Company experienced a decrease in product sales and training and support sales as a result of many factors, including a changing competitive environment resulting from the merger between Autodesk, Inc. and Softdesk, Inc. Autodesk, the company whose CAD platform the majority of the Company's business is based upon, controls a significant portion of the AEC market, and Softdesk, Inc. was a major competitor of Eagle Point. Additionally, Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased an equity interest in GeoPak, also a competitor of Eagle Point. In both of these situations, Eagle Point is now competing with companies with whom it previously did not compete. As further evidence of the new competitive pressures, Autodesk has notified Eagle Point that as of January 31, 1998, Eagle Point will no longer be allowed to resell AutoCAD. These resales accounted for approximately 22%, or $630,000, of the Company's revenues and 7%, or $135,000, of the Company's gross profit for the 1997 Period. This will have an adverse effect on the Company's revenues and gross profit and could have an adverse effect on the Company's ability to sell its own products. Difficulty in the marketplace is further compounded by delays in upgrades to certain Eagle Point products as a result of a need to focus, during 1995 and much of 1996, on addressing quality issues surrounding Autodesk's November, 1994 introduction of its AutoCAD Release 13 product. In addition, $223,000 of the quarter's software revenues, that were part of a continuing upgrade promotion, were deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of the product upgrades.

     Gross profit decreased $936,000, or 32.2% to $2.0 million for the 1997 Period from $2.9 million for the 1996 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues decreased to 67.9% in the 1997 Period from 70.0% in the 1996 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased slightly to 65.2% in the 1997 Period from 65.0% in the 1996 Period despite an adverse shift in the sales mix of product sales. The sales of Eagle Point products decreased to 71.5% of product sales in the 1997 Period from 80.0% in the 1996 Period. The resales of AutoCAD increased to 28.4% of product sales in the 1997 Period from 20.0% in the 1996 Period.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Even with the shift in the sales mix, the gross profit margin from product sales was aided by increases in gross profit margins on both AutoCAD resales and Eagle Point products. The increase in the gross profit margin on Eagle Point products was attributable to a reduction in costs associated with the implementation of CD ROM technology and electronic documentation. Gross profit as a percentage of corresponding net revenues relating to training and support decreased to 77.3% in the 1997 Period from 84.2% in the 1996 Period primarily due to increased cost of providing training.

     Selling and marketing expense decreased $435,000, or 30.6% to $987,000 in the 1997 Period from $1.4 million in the 1996 Period. As a percentage of net revenues, selling and marketing expenses decreased slightly to 34.0% in the 1997 Period from 34.2% in the 1996 Period. These decreases are primarily attributable to lower personnel costs associated with a reduced selling and marketing staff size.

     Research and development expense decreased $66,000, or 7.2% to $846,000 in the 1997 Period from $912,000 in the 1996 Period. As a percentage of net revenues, research and development expenses increased to 29.2% in the 1997 Period from 22.0% in the 1996 Period. The decrease in expense was primarily due to lower personnel costs associated with research and development. The increase in percentage was primarily attributable to the decrease in net revenues exceeding the corresponding decrease in expenses.

     General and administrative expense decreased $13,000, or 2.7% to $496,000 in the 1997 Period from $509,000 in the 1996 Period. As a percentage of net revenues, general and administrative expense increased to 17.1% in the 1997 Period from 12.3% in the 1996 Period. The decrease in expense was primarily due to lower personnel costs associated with a reduced general and administrative staff. The increase in percentage was primarily attributable to the decrease in net revenues exceeding the corresponding decrease in expenses.

     The operating loss from continuing operations decreased to a net loss of $360,000 in the 1997 Period from a net loss of $413,000 in the 1996 Period. The net loss for the 1996 Period included a $475,000 non-recurring charge for purchased research and development incurred with the acquisition of Computer Integrated Building Corporation. Excluding this non-recurring charge, the 1996 Period resulted in an operating profit of $62,000. As a percentage of revenues, the operating loss from continuing operations decreased to a negative 12.4% in the 1997 Period from a negative 10.0% in the 1996 Period and a positive 1.5% in the 1996 Period when the non-recurring charges are excluded, as a result of the factors described above.

     Interest expense decreased $11,000 to $3,000 in the 1997 Period from $14,000 in the 1996 Period. Interest income decreased $23,000 to $150,000 in the 1997 Period from $173,000 in the 1996 Period. The decrease in interest income was primarily attributed to a reduced rate of return realized on the Company's investments. Other income decreased $118,000 to $2,000 in the 1997 Period from $120,000 in the 1996 Period. Other income for the 1996 Period was impacted by a $110,000 one-time gain for the forgiveness of debt relating to an economic development loan the Company received from the State of Iowa.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations  (Continued)

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital of $8.4 million and long-term debt of only $292,000. Cash, short-term, and long-term investments aggregated approximately $12.3 million at September 30, 1997. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. At September 30, 1997, the Company had no borrowings outstanding under this line of credit.

   In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At September 30, 1997 the Company had repurchased as treasury stock, 157,000 shares at an aggregate cost to the Company of $628,000. On July 1, 1997 the Company re-issued 20,924 shares out of treasury for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan. The Company expects to continue repurchasing stock in fiscal year 1998.

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

None.

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


                                       EAGLE POINT SOFTWARE CORPORATION
                                       --------------------------------
                                                 (Registrant)



Date:  November 14, 1997           BY:   /s/  Rodney L. Blum
------------------------           ---------------------------------
                                           Rodney L. Blum
                                           Chairman, President and Chief
                                           Executive Officer



Date:  November 14, 1997           BY:   /s/  Dennis J. George
------------------------           ----------------------------------
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