Form 10-Q
period 1997-12-31
EAGLE POINT SOFTWARE CORP
filed 1998-02-13
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997

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

                  4131 Westmark Drive, Dubuque, IA 52002-2627
                    address of principal executive offices)

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

Common Stock, par value $.01 per share, outstanding as of February 10, 1998:
4,791,454 shares

--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                    For the quarter ended December 31, 1997
                                     Index

                         PART I. Financial Information
                         -----------------------------

                                                                         Page
                                                                         ----
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         December 31, 1997 and June 30, 1997                               3

         Consolidated Statements of Operations -
         for the three and six month periods ended
         December 31, 1997 and 1996                                        5

         Consolidated Statements of Cash Flows -
         for the six months ended December 31, 1997 and 1996               6

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


                          PART II. Other Information

Item 1.  Legal Proceedings                                                12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

            SIGNATURES                                                    13

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------

                                                                                        December 31,           June 30,
                                                                                      ----------------     ----------------
                                                                                           1997                 1997
ASSETS                                                                                  (Unaudited)           (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                                                                $3,005,320           $8,806,452
  Short-term investments                                                                    7,015,910            2,488,616
  Accounts receivable (net of allowances of $173,544 and $206,385, respectively)            1,595,671            1,800,698
  Income tax receivable                                                                       120,202              439,146
  Interest receivable                                                                         101,583                    -
  Deferred income taxes                                                                       134,694              134,694
  Inventories                                                                                 331,963              509,328
  Prepaid expenses and other assets                                                           218,355               97,048
                                                                                      ----------------     ----------------
       Total current assets                                                                12,523,698           14,275,982

INVESTMENTS                                                                                 3,003,642
PROPERTY & EQUIPMENT, NET                                                                   7,215,357            7,525,413
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
   $88,005 and $119,262, respectively)                                                        104,157               81,780
NON-COMPETE AGREEMENTS (net of accumulated amortization of $163,216 and $131,389
   respectively)                                                                              186,849              227,595
DEFERRED INCOME TAXES                                                                         856,685              856,685
                                                                                      ----------------     ----------------
TOTAL ASSETS                                                                              $23,890,388          $22,967,455
                                                                                      ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                          $125,652             $257,981
  Accounts payable                                                                            364,080              485,817
  Accrued expenses                                                                          1,210,523            1,042,778
  Deferred revenues                                                                         2,224,030            1,060,780
                                                                                      ----------------     ----------------
       Total current liabilities                                                            3,924,285            2,847,356

LONG-TERM DEBT                                                                                242,016              319,567
DEFERRED REVENUES                                                                              64,814               44,260
                                                                                      ----------------     ----------------
       Total liabilities                                                                   $4,231,115           $3,211,183
                                                                                      ----------------     ----------------

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
-------------------------------------------------------------------------------

                                                                                        December 31,           June 30,
                                                                                      ----------------     ----------------
                                                                                            1997                 1997
STOCKHOLDERS' EQUITY:                                                                   (Unaudited)           (Audited)
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at December 31, 1997 and June 30, 1997
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 shares
  issued and outstanding at December 31, 1997 and June 30, 1997                               $49,417              $49,417
Additional paid-in capital                                                                 17,535,942           17,535,942
Retained earnings                                                                           2,660,446            2,679,788
                                                                                      ----------------     ----------------
                                                                                           20,245,805           20,265,147
Treasury stock, at cost; 150,276 shares at December 31, 1997 and 123,000 shares
  at June 30, 1997                                                                           (586,532)            (508,875)
                                                                                      ----------------     ----------------
       Total stockholders' equity                                                          19,659,273           19,756,272
                                                                                      ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $23,890,388          $22,967,455
                                                                                      ================     ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                         Six Months Ended
                                                        December 31,                              December 31,
                                             ------------------------------------         -----------------------------
                                                   1997              1996                    1997            1996
                                               (Unaudited)       (Unaudited)              (Unaudited)    (Unaudited)
Net revenues:
  Product sales                                    $2,789,482         $3,193,667             $5,054,467     $6,265,415
  Training and support                                807,829            925,427              1,444,655      2,006,114
                                             --------------------------------------------------------------------------
          Total net revenues                        3,597,311          4,119,094              6,499,122      8,271,529
                                             --------------------------------------------------------------------------
Cost of revenues:
  Product sales                                       861,611          1,071,915              1,649,855      2,148,263
  Training and support                                140,734            224,539                285,034        395,738
                                             --------------------------------------------------------------------------
          Total cost of revenues                    1,002,345          1,296,454              1,934,889      2,544,001
                                             --------------------------------------------------------------------------
Gross profit                                        2,594,966          2,822,640              4,564,233      5,727,528
                                             --------------------------------------------------------------------------
Operating expenses:
  Selling and marketing                             1,331,105          1,588,445              2,318,407      3,010,260
  Research and development                            791,084            888,849              1,637,214      1,800,753
  General and administrative                          522,590            665,012              1,018,229      1,174,260
  Non-recurring charges                                     -            234,794                      -        710,187
                                             --------------------------------------------------------------------------
          Total operating expenses                  2,644,779          3,377,100              4,973,850      6,695,460
                                             --------------------------------------------------------------------------
Operating loss from continuing operations             (49,813)          (554,460)              (409,617)      (967,932)
Other income, net:
  Interest income, net of expense                     173,554            153,041                320,800        311,741
  Other income, net                                     4,629               (118)                 6,891        119,544
                                             --------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 128,370           (401,537)               (81,926)      (536,647)
Income tax expense (benefit)                           22,707           (175,272)               (68,652)      (237,653)
                                             --------------------------------------------------------------------------
Net income (loss)                                    $105,663          ($226,265)              ($13,274)     ($298,994)
                                             ==========================================================================
Weighted average number of common
  shares outstanding                                4,799,778          4,941,730              4,813,118      4,941,730
                                             --------------------------------------------------------------------------
Basic income (loss) per share                           $0.02             ($0.05)                 $0.00         ($0.06)
                                             ==========================================================================
Weighted average common and common
  equivalent shares outstanding                     4,805,275          4,941,730              4,817,003      4,941,730
                                             --------------------------------------------------------------------------
Diluted income (loss) per share                         $0.02             ($0.05)                 $0.00         ($0.06)
                                             ==========================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                   -----------------------------
                                                                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (Unaudited)      (Unaudited)
 Net loss                                                                              ($13,274)       ($298,994)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                       542,546          515,061
    Amortization of software development costs                                           36,906           95,727
    Charge for purchased research and development                                             -          475,393
    Forgiveness of CEBA Loan                                                                  -         (110,000)
    Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisition of CIBC on July 29, 1996:
      Accounts receivable                                                               205,027        1,622,060
      Interest receivable                                                              (101,583)         255,290
      Income tax receivable                                                             318,944         (570,370)
      Inventories                                                                       177,365         (114,384)
      Prepaid expenses                                                                 (121,307)        (112,376)
      Accounts payable                                                                 (121,737)          11,761
      Income taxes payable                                                                    -           (3,051)
      Deferred revenues                                                               1,183,804         (857,759)
      Accrued expenses                                                                  167,745           57,160
      Other                                                                              40,746            7,018
                                                                                   ------------      -----------
          Net cash provided by operating activities                                   2,315,182          972,536
                                                                                   ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                             (232,490)      (2,141,015)
  Software development costs:
    Capitalized costs                                                                   (34,283)               -
    Purchases of software                                                               (25,000)        (243,000)
  Purchase of investments                                                           (10,032,375)               -
  Proceeds from maturities of investments                                             2,501,979        5,001,017
  Payments to acquire companies, net of cash acquired                                         -         (551,676)
                                                                                   ------------      -----------
          Net cash provided by (used in) in investing activities                     (7,822,709)       2,065,326
                                                                                   ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                           (209,880)        (164,077)
  Purchases of treasury stock                                                          (164,178)               -
  Proceeds from issuance of treasury stock                                               80,453                -
                                                                                   ------------      -----------
          Net cash used in financing activities                                        (293,605)        (164,077)
                                                                                   ------------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (5,801,132)       2,873,785

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                 8,806,452        3,106,704
                                                                                   ------------      -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                    $  3,005,320      $ 5,980,489
                                                                                   ============      ===========

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

------------------------------------------------------------------------------------------------------------------
                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                       1997               1996
                                                                                    (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest                                                                           ($113,594)          $ 19,787
                                                                                     =========           ========
  Income taxes                                                                       ($390,175)          $337,104
                                                                                     =========           ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

1.  Interim Financial Statements

The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of December 31, 1997 and June 30, 1997, and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1997 and 1996.

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

3.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of this statement is not permitted.

Under the new requirements, the Company is required to present both basic net income per share and diluted net income per share. Basic net income per share will exclude dilutive common stock equivalents. Diluted net income per share will include common stock equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation, the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended December 31, 1997 and the Company's report on Form 10-K for the year ended June 30, 1997.

Results of Operations

     Net revenues decreased $1.8 million, or 21.4%, to $6.5 million for the six months ended December 31, 1997 (the "1997 Period"), from $8.3 million for the six months ended December 31, 1996 (the "1996 Period"). The Company experienced a decrease in product sales and training and support sales as a result of many factors, including a changing competitive environment resulting from the merger between Autodesk, Inc. and Softdesk, Inc. Autodesk, the company whose CAD platform the majority of the Company's business is based upon, controls a significant portion of the AEC market, and Softdesk, Inc. was a major competitor of Eagle Point. Additionally, Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased an equity interest in GeoPak, also a competitor of Eagle Point. In both of these situations, Eagle Point is now competing with companies with whom it previously did not compete. As further evidence of the new competitive pressures, Autodesk had notified Eagle Point that as of January 31, 1998, Eagle Point would no longer be allowed to resell AutoCAD. These resales accounted for approximately 21%, or $1.4 million, of the Company's revenues and 6%, or $292,000, of the Company's gross profit for the 1997 Period. This will have an adverse effect on the Company's revenues and gross profit and could have an adverse effect on the Company's ability to sell it's own products. Difficulty in the marketplace is further compounded by delays in upgrades to certain Eagle Point products as a result of a need to focus, during 1995 and much of 1996, on addressing quality issues surrounding Autodesk's November, 1994 introduction of it's AutoCAD Release 13 product. In addition, $786,000 of the 1997 Period's software revenues, that were part of a continuing upgrade promotion, were deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of the product upgrades.

     Gross profit decreased $1.2 million, or 20.3% to $4.6 million for the 1997 Period from $5.8 million for the 1996 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues increased slightly to 70.2% in the 1997 Period from 69.2% in the 1996 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased slightly to 67.3% in the 1997 Period from 65.7% in the 1996 Period despite an adverse shift in the sales mix of product sales. The sales of Eagle Point products decreased to 72.0% of product sales in the 1997 Period from 78.8% in the 1996 Period. The resales of AutoCAD increased to 28.0% of product sales in the 1997 Period from 21.2% in the 1996 Period.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Even with the shift in the sales mix, the gross profit margin from product sales was aided by increases in gross profit margins on both AutoCAD resales and Eagle Point products. The increase in the gross profit margin on Eagle Point products was attributable to a reduction in costs associated with the implementation of CD ROM technology and electronic documentation. Gross profit as a percentage of corresponding net revenues relating to training and support remained the same at 80.3% for both the 1997 Period and the 1996 Period.

     Selling and marketing expense decreased $692,000, or 23.0% to $2.3 million in the 1997 Period from $3.0 million in the 1996 Period. As a percentage of net revenues, selling and marketing expenses decreased slightly to 35.7% in the 1997 Period from 36.4% in the 1996 Period. These decreases are primarily attributable to lower personnel costs associated with a reduced selling and marketing staff size.

     Research and development expense decreased $163,000, or 9.1% to $1.64 million in the 1997 Period from $1.8 million in the 1996 Period. As a percentage of net revenues, research and development expenses increased to 25.2% in the 1997 Period from 21.8% in the 1996 Period. The decrease in expense was primarily due to lower personnel costs associated with research and development. The increase in percentage was primarily attributable to the decrease in net revenues exceeding the corresponding decrease in expenses.

     General and administrative expense decreased $156,000, or 13.3% to $1.0 million in the 1997 Period from $1.2 million in the 1996 Period. As a percentage of net revenues, general and administrative expense increased to 15.7% in the 1997 Period from 14.2% in the 1996 Period. The decrease in expense was primarily due to lower personnel costs associated with a reduced general and administrative staff. The increase in percentage was primarily attributable to the decrease in net revenues exceeding the corresponding decrease in expenses.

     The operating loss from continuing operations decreased to a net loss of $410,000 in the 1997 Period from a net loss of $968,000 in the 1996 Period. The net loss for the 1996 Period included other charges of $710,000. These other charges consisted of incurred non-recurring charges of $475,000 related to purchased research and development in connection with the CIBC acquisition and $235,000 to reflect claims, settlements and contingencies relating to issues asserted by former employees and the U. S. Department of Labor based on the 1938 Fair Labor Standards Act. Excluding this non-recurring charge, the 1996 Period resulted in an operating loss of $258,000. As a percentage of revenues, the operating loss from continuing operations decreased to 6.3% in the 1997 Period from 11.7% in the 1996 Period (3.1% in the 1996 Period when the non-recurring charges are excluded) as a result of the factors described above.

     Interest expense decreased $16,500 to $4,500 in the 1997 Period from $21,000 in the 1996 Period. Interest income decreased $8,000 to $325,000 in the 1997 Period from $333,000 in the 1996 Period. The decrease in interest income was primarily attributed to a reduced rate of return realized on the Company's investments. Other income decreased $113,000 to $7,000 in the 1997 Period from $120,000 in the 1996 Period. Other income for the 1996 Period was

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


impacted by a $110,000 one-time gain for the forgiveness of debt relating to an economic development loan the Company received from the State of Iowa.

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital of $8.6 million and long-term debt of only $242,000. Cash, short-term, and long-term investments aggregated approximately $13.0 million at December 31, 1997. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. At December 31, 1997, the Company had no borrowings outstanding under this line of credit.

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At December 31, 1997 the Company had repurchased as treasury stock, 171,200 shares at an aggregate cost to the Company of $673,000. On July 1, 1997 the Company re-issued 20,924 shares out of treasury for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan. The Company expects to continue repurchasing stock in fiscal year 1998.

     The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1998.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

An action against the Company has been brought by a group of former employees asserting improper overtime pay practices under the 1938 Fair Labor Standards Act. The Company has been working with the Department of Labor regarding these assertions. The Company and the Department of Labor have reached a settlement agreement. The Company has taken a $235,000 charge in December, 1996, which the Company currently estimates to be sufficient to cover the settlement negotiated with the Department of Labor as well as future costs and necessary expenses relating to the ongoing litigation.

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

                                        EAGLE POINT SOFTWARE CORPORATION
                                        --------------------------------
                                                 (Registrant)

Date:  February 13, 1998                  BY: /s/ Rodney L. Blum
------------------------                  --------------------------------------
                                             Rodney L. Blum
                                             Chairman, President and Chief
                                             Executive Officer

Date:  February 13, 1998                  BY:   /s/  Dennis J. George
------------------------                  --------------------------------------
                                             Dennis J. George
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX

Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------

  11         ---  Statement re: computation of net earnings per share
  27         ---  Financial Data Schedule

EXHIBIT 11

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT REGARDING COMPUTATION OF NET EARNINGS PER SHARE

-----------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                    December 31,
                                                                    ---------------------------------------------
                                                                            1997                   1996
SHARES USED IN DETERMINING BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding                                      4,813,118              4,941,730
                                                                    ====================== ======================

SHARES USED IN DETERMINING DILUTED EARNINGS PER SHARE:
Weighted average common shares outstanding                                      4,813,118              4,941,730

Net effect of stock options based on the treasury stock
  method using the average market price during the period                           3,885                      0
                                                                    ---------------------- ----------------------

     Total weighted average common and common equivalent
        shares outstanding                                                      4,817,003              4,941,730
                                                                    ====================== ======================

                                       15