Form 10-Q
period 1998-03-31
EAGLE POINT SOFTWARE CORP
filed 1998-05-15
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1998
                                    --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________to_______________

Commission file number:  0-26170

                        Eagle Point Software Corporation
             (Exact name of registrant as specified in its charter)

                           Delaware                                             42-1204819
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification number)

                  4131 Westmark Drive, Dubuque, IA  52002-2627
                    (address of principal executive offices)

                                 (319) 556-8392
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    x      No_____
                                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of May 9, 1998:

4,791,454 shares
----------------
--------------------------------------------------------------------------------

                        Eagle Point Software Corporation

                                   Form 10-Q
                      For the quarter ended March 31, 1998
                                     Index


                         PART I. Financial Information
                         -----------------------------

                                                                            Page
                                                                            ----

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          March 31, 1998 and June 30, 1997                                    3

          Consolidated Statements of Operations -
          for the three and nine month periods ended
          March 31, 1998 and 1997                                             5

          Consolidated Statements of Cash Flows -
          for the nine months ended March 31, 1998 and 1997                   6

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10



                           PART II. Other Information
                           --------------------------



Item 1.   Legal Proceedings                                                   13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13


               SIGNATURES                                                     14

                         PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         March 31,             June 30,
                                                                                        -----------           -----------
                                                                                           1998                  1997
ASSETS                                                                                  (Unaudited)            (Audited)

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 4,051,684           $ 8,806,452
  Short-term investments                                                                  9,008,161             2,488,616
  Accounts receivable (net of allowances of $180,336 and $206,385, respectively)          1,629,493             1,800,698
  Income tax receivable                                                                      56,574               439,146
  Interest receivable                                                                        72,358                     -
  Deferred income taxes                                                                     134,694               134,694
  Inventories                                                                               131,424               509,328
  Prepaid expenses and other assets                                                         172,056                97,048
                                                                                        -----------           -----------
          Total current assets                                                           15,256,444            14,275,982

INVESTMENTS                                                                                 999,646                     -
PROPERTY & EQUIPMENT, NET                                                                 7,115,901             7,525,413
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
   $41,778 and $119,262, respectively)                                                      177,629                81,780
NON-COMPETE AGREEMENTS (net of accumulated amortization of $178,904 and $131,839
 respectively)                                                                              171,161               227,595
DEFERRED INCOME TAXES                                                                       856,685               856,685
                                                                                        -----------           -----------
TOTAL ASSETS                                                                            $24,577,466           $22,967,455
                                                                                        ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $   101,035           $   257,981
  Accounts payable                                                                          202,286               485,817
  Accrued expenses                                                                        1,045,212             1,042,778
  Deferred revenues                                                                       2,853,922             1,060,780
                                                                                        -----------           -----------
          Total current liabilities                                                       4,202,455             2,847,356
LONG-TERM DEBT                                                                              231,063               319,567
DEFERRED REVENUES                                                                           165,010                44,260
                                                                                        -----------           -----------
          Total liabilities                                                               4,598,528             3,211,183
                                                                                        -----------           -----------

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------

                                                                                       March 31,                June 30,
                                                                                     --------------          --------------
                                                                                          1998                    1997
STOCKHOLDERS' EQUITY:                                                                 (Unaudited)              (Audited)
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at March 31, 1998 and June 30, 1997
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 shares
  issued and outstanding at March 31, 1998 and June 30, 1997                                $49,417                 $49,417
Additional paid-in capital                                                               17,535,942              17,535,942
Retained earnings                                                                         2,980,111               2,679,788
                                                                                     --------------          --------------
                                                                                         20,565,470              20,265,147

Treasury stock, at cost; 150,276 shares at March 31, 1998 and 123,000 shares
  at June 30, 1997                                                                         (586,532)               (508,875)
                                                                                     --------------          --------------
          Total stockholders' equity                                                     19,978,938              19,756,272
                                                                                     --------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $24,577,466             $22,967,455
                                                                                     ==============          ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                    ---------------------------             ---------------------------
                                                       1998            1997                    1998            1997
Net revenues:                                       (Unaudited)     (Unaudited)             (Unaudited)     (Unaudited)
  Product sales                                      $2,948,805      $3,193,611              $8,003,822      $9,459,025
  Training and support                                  911,476         876,788               2,355,582       2,882,903
                                                    -------------------------------------------------------------------
     Total net revenues                               3,860,281       4,070,399              10,359,404      12,341,928
                                                    -------------------------------------------------------------------
Cost of revenues:
  Product sales                                       1,017,341       1,004,132               2,667,196       3,079,225
  Training and support                                  146,357         220,757                 431,391         616,495
  Charge for revaluation of capitalized software             --         266,153                      --         266,153
                                                    -------------------------------------------------------------------
     Total cost of revenues                           1,163,698       1,491,042               3,098,587       3,961,873
                                                    -------------------------------------------------------------------

Gross profit                                          2,696,583       2,579,357               7,260,817       8,380,055
                                                    -------------------------------------------------------------------
Operating expenses:
  Selling and marketing                               1,306,991       1,320,950               3,625,398       4,331,210
  Research and development                              529,939         964,966               2,167,153       2,838,890
  General and administrative                            556,616         692,230               1,574,845       1,866,490
  Non-recurring charges                                      --         155,935                      --         866,122
                                                    -------------------------------------------------------------------
     Total operating expenses                         2,393,546       3,134,081               7,367,396       9,902,712
                                                    -------------------------------------------------------------------

Operating income (loss) from continuing                 303,037       (554,724)               (106,579)     (1,522,657)
  operations

Other income (expense), net:
  Interest income, net of expense                       175,567         143,362                 496,367         455,103

  Other income (expense), net                           (2,458)           6,040                   4,433         125,584
                                                    -------------------------------------------------------------------

Income (loss) from continuing operations
  before income taxes                                  476,146        (405,322)                 394,221       (941,970)
Income tax expense (benefit)                           156,482        (161,433)                  87,830       (399,086)
                                                    -------------------------------------------------------------------

Net income (loss)                                     $319,664       ($243,889)                $306,391      ($542,884)
                                                    ===================================================================

Weighted average number of common
  shares outstanding                                 4,791,454       4,941,730                4,806,002       4,941,730
                                                    -------------------------------------------------------------------
Basic income (loss) per share                            $0.07         ($0.05)                    $0.06         ($0.11)
                                                    ===================================================================

Weighted average common and common
  equivalent shares outstanding                      4,859,759       4,941,730                4,828,782       4,941,730
                                                    -------------------------------------------------------------------

Diluted income (loss) per share                          $0.07         ($0.05)                    $0.06         ($0.11)
                                                    ===================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                               --------------------------------
                                                                                  1998                 1997
                                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                $306,391            ($542,884)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                                    809,344              818,690
 Amortization of software development costs                                        55,395              419,220
 Charge for purchased research and development                                          -              475,393
 Forgiveness of CEBA Loan                                                               -             (110,000)
 Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisition of CIBC on July 29, 1996:
 Accounts receivable                                                              171,205            1,871,453
 Interest receivable                                                              (72,358)             187,321
 Income tax receivable                                                            382,572             (688,177)
 Inventories                                                                      377,904             (147,229)
 Prepaid expenses                                                                 (75,007)             (69,267)
 Accounts payable                                                                (283,531)             (60,641)
 Income taxes payable                                                                   -               (3,051)
 Deferred revenues                                                              1,913,892             (788,174)
 Accrued expenses                                                                   2,436              315,121
 Other                                                                             56,432              (17,014)
                                                                               ----------           ----------
   Net cash provided by operating activities                                    3,644,675            1,660,761
                                                                               ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                                        (399,833)          (2,352,698)
 Software development costs:
  Capitalized costs                                                              (126,244)                   -
  Purchases of software                                                           (25,000)            (243,000)
 Purchase of investments                                                      (14,031,758)                   -
 Proceeds from maturities of investments                                        6,512,567            4,993,497
 Payments to acquire companies, net of cash acquired                                    -             (551,676)
                                                                               ----------           ----------
    Net cash provided by (used in) in investing activities                     (8,070,268)           1,846,123
                                                                              -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                      (245,450)            (198,147)
 Purchases of treasury stock                                                     (164,178)                   -
 Proceeds from issuance of treasury stock                                          80,453                    -
                                                                              -----------           ----------
    Net cash used in financing activities                                        (329,175)            (198,147)
                                                                              -----------           ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                                               (4,754,768)           3,308,737
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                            8,806,452            3,106,704
                                                                              -----------           ----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                 $4,051,684           $6,415,441
                                                                               ==========           ==========

                                       6

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
================================================================================

                                                                     Nine Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                1998                 1997
                                                             (Unaudited)          (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:

 Interest                                                     $  7,639              $ 21,925
                                                             ==========             ========
 Income taxes                                                ($294,742)             $292,144
                                                             ==========             ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


1.   Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and subsidiary (the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1998 and June 30, 1997, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1998 and 1997. Results for the three-month and nine-month periods are not necessarily indicative of results for the full fiscal year.

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

4.   Reclassification

Certain amounts for fiscal year 1997 have been reclassified to conform to classifications adopted in fiscal year 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information


     This quarterly report on Form 10-Q contains forward looking statements, including without limitation, the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended March 31, 1998 and the Company's report on Form 10-K for the year ended June 30, 1997.

Results of Operations

     Net revenues decreased $1.9 million, or 16.1%, to $10.4 million for the nine months ended March 31, 1998 (the "1998 Period"), from $12.3 million for the nine months ended March 31, 1997 (the "1997 Period"). The Company experienced a decrease in product sales and training and support sales as a result of many factors, including a changing competitive environment resulting from the merger between Autodesk, Inc. ("Autodesk") and Softdesk, Inc. ("Softdesk") Autodesk, the company whose CAD platform, from which the majority of the Company's business is based upon, controls a significant portion of the AEC market, and Softdesk, Inc. was a major competitor of Eagle Point. Additionally, Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased an equity interest in GeoPak, also a competitor of Eagle Point. In both of these situations, Eagle Point is now competing with companies with whom it previously did not compete. As further evidence of the new competitive pressures, Autodesk notified Eagle Point that as of January 31, 1998, Eagle Point would no longer be allowed to resell AutoCAD. The Company was allowed to continue to sell any AutoCAD held in inventory as of January 31, 1998. The Company had enough inventory to allow AutoCAD resales to continue at fairly normal levels for the quarter ending March 31, 1998. However, the AutoCAD inventory remaining as of March 31, 1998 was minimal. These resales accounted for approximately 21%, or $2.2 million, of the Company's revenues and 6.7%, or $484,000, of the Company's gross profit for the 1998 Period. The inability to resell AutoCAD in the future will have an adverse effect on the Company's revenues and gross profit and could have an adverse effect on the Company's ability to sell its own products. Difficulty in the marketplace is further compounded by delays in upgrades to certain Eagle Point products as a result of a need to focus, during 1995 and much of 1996, on addressing quality issues surrounding Autodesk's November, 1994 introduction of its AutoCAD Release 13 product. In addition, $1,498,000 of the 1998 Period's software revenues, that were part of a continuing upgrade promotion, were deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of the product upgrades.

     Gross profit decreased $1.1 million, or 13.4% to $7.3 million for the 1998 Period from $8.4 million for the 1997 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues increased to 70.1% in the 1998 Period from 67.9% in the 1997 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

66.7% in the 1998 Period from 64.6% in the 1997 Period. The sales of Eagle Point products decreased to 72.5% of product sales in the 1998 Period from 77.9% in the 1997 Period. The resales of AutoCAD increased to 27.5% in the 1998 Period from 22.1% in the 1997 Period. Even with the shift in the sales mix, the gross profit margin from product sales was aided by increases in gross profit margins on both AutoCAD resales and Eagle Point products. The increase in the gross profit margin on Eagle Point products was attributable to a reduction in costs associated with the implementation of CD ROM technology and electronic documentation. Gross profit relating to product sales was also adversely impacted in the 1997 Period due to the $266,000 write-down of capitalized software to more accurately reflect anticipated future revenues from certain products. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 81.7% in the 1998 Period from 78.6% in the 1997 Period, primarily due to an improvement in the sales mix toward support revenues, which carry higher gross profit margins than training revenues.

     Selling and marketing expense decreased $706,000, or 16.3% to $3.6 million in the 1998 Period from $4.3 million in the 1997 Period. As a percentage of net revenues, selling and marketing expenses decreased slightly to 35.0% in the 1998 Period from 35.1% in the 1997 Period. These decreases are primarily attributable to lower personnel costs associated with a reduced selling and marketing staff.

     Research and development expense decreased $671,000, or 23.7% to $2.2 million in the 1998 Period from $2.8 million in the 1997 Period. As a percentage of net revenues, research and development expenses decreased to 20.9% in the 1998 Period from 23.0% in the 1997 Period. The decrease was primarily due to lower personnel costs associated with research and development as well as an increase in capitalized development costs. There was $126,000 of capitalized development costs in the 1998 Period and none in the 1997 Period.

     General and administrative expense decreased $292,000, or 15.6% to $1.6 million in the 1998 Period from $1.9 million in the 1997 Period. As a percentage of net revenues, general and administrative expense increased slightly to 15.2% in the 1998 Period from 15.1% in the 1997 Period. The decrease in expense was primarily due to lower personnel costs associated with a reduced general and administrative staff.

     The operating loss from continuing operations decreased to a net loss of $107,000 in the 1998 Period from a net loss of $1.5 million in the 1997 Period. The net loss for the 1997 Period included other charges of $866,000. These consisted of non-recurring charges of $475,000 related to purchased research and development in connection with the CIBC acquisition and $235,000 to reflect claims, settlements and contingencies relating to issues asserted by former employees and the U. S. Department of Labor based on the 1938 Fair Labor Standards Act. In the 1997 Period, the Company also incurred charges of $156,000 relating to office closings and restructuring due to those closings. Excluding other charges, the 1997 Period resulted in an operating loss of $657,000. As a percentage of revenues, the operating loss from continuing operations decreased to 1.0% in the 1998 Period from 12.3% in the 1997 Period (5.3% in the

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1997 Period when the non-recurring charges are excluded.) as a result of the factors described above.

     Interest expense decreased $17,500 to $5,500 in the 1998 Period from $23,000 in the 1997 Period. Interest income increased $23,000 to $501,000 in the 1998 Period from $478,000 in the 1997 Period. The increase in interest income was primarily attributed to higher balances of cash, cash equivalents, and investments. Other income decreased $121,000 to $4,000 in the 1998 Period from $125,000 in the 1997 Period. Other income for the 1997 Period was impacted by a $110,000 one-time gain for the forgiveness of debt relating to an economic development loan the Company received from the State of Iowa.

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital of $11.1 million and long-term debt of only $231,000. Cash, short-term, and long-term investments aggregated approximately $14.1 million at March 31, 1998. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. At March 31, 1998, the Company had no borrowings outstanding under this line of credit.

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At March 31, 1998 the Company had repurchased as treasury stock, 171,200 shares at an aggregate cost to the Company of $673,000. On July 1, 1997 the Company re-issued 20,924 shares out of treasury for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan. The Company expects to continue repurchasing stock in fiscal year 1998.

     The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1998.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

An action against the Company has been brought by a group of former employees asserting improper overtime pay practices under the 1938 Fair Labor Standards Act. The Company and the Department of Labor have reached a settlement agreement regarding such assertions. The Company took a $235,000 charge in December, 1996, which the Company currently estimates to be sufficient to cover the settlement negotiated with the Department of Labor as well as future costs and necessary expenses relating to the ongoing litigation.

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


                                           EAGLE POINT SOFTWARE CORPORATION
                                           -------------------------------------
                                                        (Registrant)



Date: May 15, 1998                         BY: /s/ Rodney L. Blum
------------------                             ---------------------------------
                                                 Rodney L. Blum
                                                 Chairman, President and Chief
                                                 Executive Officer


Date: May 15, 1998                         BY: /s/ Dennis J. George
-------------------                            ---------------------------------
                                                 Dennis J. George
                                                 Vice President, Chief Financial
                                                 Officer, Treasurer and
                                                 Secretary (Principal Financial
                                                 and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                       Description                          Page No.
-----------                       -----------                          --------
     11      --Statement re:  computation of net earnings per share

     27      --Financial Data Schedule
