Form 10-K
period 1998-06-30
EAGLE POINT SOFTWARE CORP
filed 1998-09-25
CIK 945066

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-26170

                       Eagle Point Software Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                   42-1204819
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 1998 was $16,303,935. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 17, 1998:
4,802,375.

Documents Incorporated by Reference:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on December 1, 1998 (the "Proxy Statement").

--------------------------------------------------------------------------------

                                    PART I

Item 1.   Business

          Eagle Point Software Corporation (the "Company" or "Eagle Point") is a developer and marketer of application software for use by professionals in the architecture, engineering, and construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, building service engineers, structural engineers, landscape architects, hydrologists and mapping professionals to automate various design, analysis, drafting, mapping and engineering functions. The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems. Historically, most of the Company's products have been designed for use in conjunction with either AutoCAD or MicroStation, general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk") and Bentley Systems, Inc. ("Bentley Systems"), respectively. In addition, the Company has recently begun to develop and market products for use in conjunction with IntelliCAD, a recently developed CAD platform developed by Visio Corporation ("Visio"). Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD and MicroStation and the future acceptance of IntelliCAD. However, the Company has been and continues to attempt to reduce its reliance on AutoCAD. There can be no assurance that the Company will be successful in achieving such reduction of its reliance on AutoCAD. See "Risk Factors - Dependence on Autodesk, Bentley Systems, and Visio."

          The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May, 1995. In June, 1995 the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January, 1995 the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANDCADD"), a Colorado-based developer of software applications for landscape architecture and irrigation design (the "LANDCADD Acquisition"). In March, 1995 the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided pre-design asset software applications for planning and managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysts (the "FMS Acquisition"). In November, 1995 the Company merged with ECOM Associates, Inc.("ECOM"), a Wisconsin-based developer of software applications for structural engineers (the "ECOM Merger"). In July, 1996 the Company acquired substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for home building professionals (the "CIBC Acquisition"). The Company has not acquired a business since CIBC. Unless otherwise indicated, all references herein to the "Company" refer to Eagle Point Software Corporation and its predecessors.

The AEC Software Market

          The Company's software products are principally designed for use by professionals in the AEC industries. These professionals use AEC-related software in a variety of applications, including: automated mapping; facilities management; plant and power managementpre-design planning; asset management; civil engineering/surveying; architecture and building design; hydrology/ hydraulics; landscape; structural engineering; and construction.

          Historically, design and drafting tasks were accomplished manually.
In order to reduce the costs and time necessary to complete projects, however, such tasks have become increasingly automated. This automation was initially provided by several large companies that marketed expensive integrated proprietary hardware and software solutions directly to large users. In recent years, however, the widespread availability of increasingly powerful and inexpensive desktop personal computers and workstations, together with the continued development of open-architecture general purpose CAD software, has resulted in rapid acceptance of desktop based systems. The demand for these products has come both from large users, who have generally found such systems to be more cost effective than proprietary systems, as well as from many smaller and mid-sized firms and governmental agencies that previously had been unable to justify the cost of a proprietary system. This trend among users to seek lower cost alternatives to proprietary systems has particularly benefited suppliers of open-architecture CAD-based graphic engines, such as AutoCAD, MicroStation, and IntelliCAD.

          The market for desktop AEC application software is highly fragmented, with over 100 companies estimated to be offering some form of AEC software application product. These companies range from a few large firms such as Autodesk and its subsidiary, Softdesk, Inc. offering a wide selection of products and having substantial financial and marketing resources, to numerous small entities offering only a few specialized products and having limited financial and marketing capabilities.

Market for the Company's Products; Customers

          The Company has traditionally targeted the segment of the AEC market consisting of medium-sized consulting, engineering and architectural firms of 20 to 50 employees, as well as governmental agencies in cities and counties with fewer than 100,000 people. The typical selling cycle to this segment of the market is approximately 90 days.

          The Company has increasingly focused resources on serving the segments of the AEC market consisting of large organizations, such as FORTUNE 1000 companies, large engineering and consulting firms and larger city/state/federal government agencies. The selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company intends to focus more resources and personnel to market products to this market segment.

          Small organizations in the AEC market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees, home builders, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Since a large portion of the Company's products currently require the use of AutoCAD, MicroStation or IntelliCAD, the Company has not devoted significant marketing efforts to date on serving this category of users. However, the Company has recently developed and is currently developing additional modules for use in a stand-alone environment which the Company believes will enhance its ability to penetrate this market segment.

          International. The Company distributes its products internationally primarily through a network of over 70 resellers located in more than 50 countries. Currently, most of the Company's products distributed internationally are in English. The Company does have a limited number of products with the software and/or the documentation translated into various foreign languages. The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages and the incorporation of local engineering regulations and requirements. The Company anticipates that an increasing number of its products may be translated into foreign languages, contingent upon economic feasibility, in the future to enhance their appeal to international customers. At this time the Company does not have any international offices. The Company's international revenues (excluding Canada) were $849,000 in fiscal 1998 or approximately 6.1% of the Company's revenues. The Company believes that the increased use of general purpose drafting software worldwide creates opportunities for the Company to increase the portion of its revenues derived from international markets. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. See "Risk Factors -- Foreign Operations."

Products

          The Company's products are organized into the following product families: Civil Engineering/Surveying; Building Design and Construction; Hydrology/Hydraulics; Landscape Architecture; and Structural Engineering. Many of the Company's products are integrated for use with one another across different platforms. This integration enables users to easily add new modules to their existing Eagle Point system. In addition, several of the Company's products include a similar graphical user interface, which makes it easier for users to learn to use additional Eagle Point products. Suggested list prices for the Company's products range from approximately $95 to $2,495 per module, although many of the Company's products are sold, by the Company, at prices less than their suggested list prices. To facilitate additional sales of its software application products, the Company also resells IntelliCAD. Prior to January 31, 1998, the Company was an authorized reseller of AutoCAD. However, the Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. See "Risk Factors -- Dependence on Autodesk, Bentley Systems, and Visio; -- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

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

          Building Design and Construction. The Building Design and Construction product series can be used by architects and building services professionals to design and manage buildings. Walls, windows, doors, floors and roofs, along with internal utilities and fixtures, can be modeled to allow the user to develop several design variations. Through the use of real time simulation features, the building owner can then "walk through" the building to help in selecting the favored design. Once selected, the designer can then complete final construction documents and automatically estimate the building materials necessary in order to prepare for the bidding and construction phase of the project. A portion of the Building Design and Construction product line was acquired by the Company on July 29, 1996 in connection with the CIBC Acquisition.

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

          Landscape Architecture. The Landscape Architecture product series is used by landscape architects, landscape contractors, nurseries, and government planners to develop plans for plantings, park layouts, green zones and irrigation systems, as well as analysis for site visibility, solar potential, slope stability and other factors to determine development suitability and environmental constraints. These modules provide the user with a database of over 2,000 plants from every climactic zone around the world complete with statistics which allow for complete growth simulation. Once the landscape plan is modeled, the planner or owner can then "walk around" the newly and/or post-growth plantings to view the overall esthetics of the site. The Landscape Architecture product line was acquired by the Company on January 1, 1995 in connection with the LANDCADD Acquisition.

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

Sales and Marketing

          The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force which consisted of 56 professionals at June 30, 1998.

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

          Initial sales leads are primarily developed through direct mail marketing, and trade publication advertising, public relations and promotional campaigns undertaken by the Company, as well as through participation by the Company in various trade shows and sales and training seminars. The Company has also been successful in placing its products in various colleges, universities and secondary schools at reduced cost as a means of increasing familiarity with its products among young professionals in the AEC market. The Company, while maintaining a general database with over 350,000 names, also maintains a registered user data base which facilitates the Company's ability to communicate periodically with current customers and to pursue repeat sales and cross-selling opportunities.

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

Training, Support and Maintenance

          The Company believes that providing its customers with direct and value-added training, support, and maintenance services helps ensure that customers obtain the maximum benefits offered by its products. The Company believes that its training, support, and maintenance programs also enhance the Company's relationships with customers and help to differentiate the Company from CAD-based application developers that do not offer direct training, support and maintenance. Moreover, the Company believes that the demand by users for various training, support and maintenance services provides the Company with incremental revenue opportunities.

          All purchasers of the Company's software are provided 60 days of product support without charge. For support after the 60-day period, customers can elect to obtain ongoing support on a one-year support contract basis, an as-used fee basis, or a part of a one, two or three year VIP support and maintenance contract. The Company also conducts training seminars to educate customers on the functionality of the Company's products. For a fee, customers may discuss products with and receive technical assistance directly from the Company's in-house professionals who participated in the development of such products. The Company believes that such programs help to foster customer loyalty and allow the Company to develop product enhancements that can be marketed to other users.

          Approximately 24% of the Company's revenues for fiscal 1998 were attributable to customer training, support, and maintenance services.

Product Development

          The Company offers a broad range of products which are designed to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. A majority of the modules offered were added to the Company's product line as a result of acquisitions by the Company of products, businesses or technologies. All of the Company's products acquired through acquisitions were integrated into the Company's product line and further enhanced by the Company's development staff.

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

Competition

          Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc. ("Softdesk"), an application solutions provider and a principal competitor to the Company. In light of Autodesk's cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The Company's inability to resell

AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an undisclosed equity investment in GEOPAK Corporation, an application solutions provider and competitor to the Company. Most recently, in June of 1998 Visio purchased the architectural software technology from Ketiv Technologies, Inc., an application solutions provider and competitor to the Company.

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

          To a lesser extent, the Company competes with the second category of competitors which includes companies which offer AEC application software products, many of which are AutoCAD, MicroStation, or IntelliCAD-based, similar to products offered by the Company. The primary competitor in this category was Softdesk, which, as a subsidiary of Autodesk, offers a broad line of software applications for the AEC market. Intergraph Corporation, Research Engineers and GEOPAK, as well as a number of smaller companies, also serve certain target markets within the AEC market.

          As previously stated, two of the sources of competition for the Company are Autodesk, the developer of AutoCAD, and Bentley Systems, the developer of MicroStation. Approximately 52.9% of the Company's net revenues for fiscal 1998 were related to AutoCAD, including 37.1% from the sale of the Company's software products designed for use with AutoCAD and 15.8% derived from the resale by the Company of AutoCAD. In addition, 4.1% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation.

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

Proprietary Rights

          The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under "shrink-wrap" software license agreements which grant users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. Outside the United States and Canada, the Company's software is distributed with a locking mechanism which requires an authorization code generated by the Company's internal systems to enable the software to function. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. See "Risk Factors -- Limited Protection of Intellectual Property; Risk of Infringement."

          Certain technology used in the Company's products is licensed from third parties. Royalties are calculated and paid monthly on a per copy fee or percentage of revenues basis. Ten of the Company's currently offered modules depend on licensed technology. For fiscal 1998, sales of such ten modules accounted for approximately 9% of the Company's net revenues for such period. None of the Company's other modules rely upon such ten modules.

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

Employees

          As of June 30, 1998, the Company had 185 employees, including 103 in sales and marketing, 51 in product development and 31 in general and administrative functions.

Risk Factors

          The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

          Dependence on Autodesk, Bentley Systems, and Visio. In fiscal 1998, approximately 52.9% of the Company's net revenues were related to AutoCAD, including 37.1% from the sale of Eagle Point software products designed for use with AutoCAD and 15.8% derived from the resale by the Company of AutoCAD. In addition, 4.1% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. The Company recently began offering products that operate with IntelliCAD and also began reselling IntelliCAD. Accordingly, only 1.5% of the Company's fiscal 1998 revenues were related to IntelliCAD. The Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation, and IntelliCAD. The timing of major AutoCAD, MicroStation , or IntelliCAD releases may affect the timing of purchases of the Company's products. The Company's product development efforts, insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, Bentley Systems, the developer of MicroStation, or Visio, the developer of IntelliCAD, have thus far been facilitated by cooperation from Autodesk's, Bentley Systems', and Visio's development personnel. However, there exists no material contractual or other formal relationship obligating Autodesk, Bentley Systems, or Visio to provide such cooperation. The Company was previously authorized by Autodesk to resell AutoCAD. However the Company was notified by Autodesk that as of January 31, 1998 the Company would no longer be authorized to resell AutoCAD. The Company's inability to resell AutoCAD will have an adverse effect on revenues and gross profit and could also have an adverse effect on the Company's ability to sell it's own products. Any further adverse change in the business results of, or the Company's relationship with, Autodesk, Bentley Systems or Visio could have a material adverse effect on the Company's business, operating results or financial condition.

          Competition. Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc., an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an undisclosed equity investment in GEOPAK Corporation, an application solutions provider and competitor to the Company. In June of 1998, Visio purchased the architectural software technology from Ketiv Technologies, Inc., an application solution provider and competitor to the Company.

          The Company faces competition from companies offering stand-alone CAD systems as well as from companies offering AutoCAD-based, MicroStation-based, or IntelliCAD-based software applications including Autodesk, Bentley Systems, and Visio. Many of the Company's competitors have and potential competitors may have significantly greater financial, technological and marketing resources than the Company. Barriers to entry in the AEC software industry are relatively low and the risk of new competitors entering the market is high. In addition, the AEC software industry is experiencing consolidation which has resulted in existing competitors increasing their market position or breadth of product offerings through acquisitions. Competitive pressures could force the Company to reduce its prices, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competitive pressures will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Competition."

          Losses from Operations. Though the Company was profitable for the past three fiscal quarters, the Company incurred operating losses for six consecutive fiscal quarters prior to October 1, 1997 due to adverse market conditions. There can be no assurances that the Company will be profitable in the future.

          Management of Growth. The Company's business has experienced significant growth at various times over the past several years. The Company has completed expansion of its principal facility and if the Company experiences significant growth again, the Company may need to expand further its facilities and enhance its management information and telecommunications systems and other operations. In addition, the Company's management team has limited experience in operating and managing a public company. There can be no assurance that the Company will continue to grow or be effective in managing its future growth, expanding its facilities and operations or attracting and retaining additional qualified personnel. Any failure to effectively manage growth, expand its operations or attract and retain personnel could have a material adverse effect on the Company's business operating results or financial condition.

          Acquisitions. In the past, the Company has pursued acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company's management has had limited experience in making acquisitions. The Company may make additional acquisitions in the future. Integrating acquired products and businesses requires a significant amount of management time and skill and may place significant demands on the Company's operations and financial resources. There can be no assurance that the Company will be successful in finding potential acquisition candidates. Any failure to effectively integrate future acquisitions could have a material adverse effect on the Company's business, operating results or financial condition. Acquisitions may also give rise to the assumption of contingent liabilities by the Company.

          Variability of Quarterly Operating Results and Seasonality. The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company, the Company's competitors, Autodesk, Bentley Systems, or Visio (See "--Dependence on Autodesk, Bentley Systems, and Visio"), customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. In addition, the Company's operating results may be adversely impacted by the markets acceptance of new, or changes in existing hardware or software technology, including without limitation, Windows95/NT/98, the Internet, CD ROM Technology, etc. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received late in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. In addition, operating results historically have been seasonally lower during the first and fourth quarters than during the other quarters of the fiscal year.

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

          Foreign Operations. Approximately 6.1% of the Company's revenues in fiscal 1998 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, in translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

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

          Potential Volatility of Stock Price. The stock market has historically and recently experienced volatility which has particularly affected the market prices of securities of many technology-based companies and which sometimes has been unrelated to the operating performances of such companies. Factors such as announcements of technological developments or new products by the Company or its competitors, variations in the Company's quarterly operating results or general economic or stock market conditions may significantly impact the market price of the Common Stock. Furthermore, any adverse changes in the market price of the common stock of other related software companies may adversely affect the market prices of the Company's Common Stock, irrespective of whether there has been any deterioration of the Company's business or financial results.

          Control by Management and Principal Stockholders. The Company's officers and directors and their affiliates own approximately 54% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, will be able to control the outcome of actions requiring stockholder approval, such as the election of directors, amendments to the Company's charter and the sale of the Company.

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

Item 2.    Properties

The following table sets forth a brief description of the properties of the
Company:

   Location                                       General Description
   --------                                       -------------------
   Eagle Point Software Corporation:              Corporate headquarters and
   Dubuque, Iowa                                  principal operating facility of
                                                  77,000 square feet (the "Dubuque Facility") (owned)

Item 3.    Legal Proceedings

          An action against the Company had been brought by a group of former employees asserting improper overtime pay practices under the 1938 Fair Labor Standards Act. The Company and the Department of Labor have reached a settlement agreement regarding such assertions. The Company took a $235,000 charge in December, 1996 to cover future costs and necessary expenses relating to the litigation. The Company has recently settled these disputes and the charge taken by the Company adequately covered all costs and expenses related thereto.

Item 4.   Submission of Matters to a Vote of Security Holders

          None


                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of common stock at September 17, 1998 was 211, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,000 beneficial holders of common stock.

          The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

          On September 17, 1998 the closing sales price of the Company's Common Stock was $7.375. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.



Quarter Ended                                               HIGH            LOW
-------------                                               --------------------
September 30, 1996......................................... $7.00          $3.63
December 31, 1996.......................................... $6.38          $3.50
March 31, 1997............................................. $5.50          $3.25
June 30, 1997.............................................. $4.56          $3.00

September 30, 1997......................................... $4.56          $3.13
December 31, 1997.......................................... $4.59          $3.00
March 31, 1998............................................. $5.75          $4.00
June 30, 1998.............................................. $8.88          $4.25

Item 6.   Selected Financial Data

          The statement of operations data presented below for each of the fiscal years ended June 30, 1998, 1997 and 1996 and the balance sheet data at June 30, 1998 and 1997 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-K. The statement of operations data presented below for each of the fiscal years ended June 30, 1995 and 1994 and the balance sheet data at June 30, 1996, 1995 and 1994 have also been audited by Deloitte & Touche but are not included in this Report on Form 10-K.The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                          Fiscal Year Ended June 30,
                                                                          --------------------------
                                                       1998     1997            1996\\(1)\\   1995\\(2)\\           1994
                                                      -------  -------          -----------   -----------          ------
                                                                     (In thousands, except per share data)
Statement of Income Data\\(3)(4)\\:
Net revenues:
  Product sales                                       $10,439  $12,213            $14,580       $13,344            $7,695
  Training and support                                  3,382    3,592              4,582         2,487             1,232
                                                      -------  -------            -------       -------            ------
    Total net revenues                                 13,821   15,805             19,162        15,831             8,927
                                                      -------  -------            -------       -------            ------
Cost of revenues
  Cost of Product Sales, Training, & Support            3,792    4,782              5,073         4,834             3,151
  Charge for revaluation of capitalized software            -      294\\(7)\\           -             -                 -
                                                      -------  -------            -------       -------            ------
    Total cost of revenues                              3,792    5,076              5,073         4,834             3,151
                                                      -------  -------            -------       -------            ------
Gross profit                                           10,029   10,729             14,089        10,997             5,776
                                                      -------  -------            -------       -------            ------
Operating expenses:
  Selling and marketing                                 4,902    5,594              6,421         4,324             2,377
  Research and product development                      2,769    3,817              3,511         2,129             1,698
  General and administrative                            2,174    2,476              1,680         1,493               820
  Non-recurring charges                                     -      866\\(8)\\          43         1,039\\(5)\\          -
                                                      -------  -------            -------       -------            ------
    Total operating expenses                            9,845   12,753             11,655         8,985             4,895
                                                      -------  -------            -------       -------            ------
Operating income (loss) from continuing operations        184   (2,024)             2,434         2,012               881
                                                      -------  -------            -------       -------            ------
Interest income (expense), net                            679      601                711          (166)             (156)
Other income (expense), net                                36      126                 31            30                (9)
                                                      -------  -------            -------       -------            ------
Income (loss) from continuing operations
 before income taxes                                      899   (1,297)             3,176         1,876               716
Income tax expense (benefit)                              246     (633)             1,100           559               177
                                                      -------  -------            -------       -------            ------
Income (loss) from continuing operations                  653     (664)             2,076         1,317               539

Income (loss) from discontinued operations                  -        -                  -             -              (125)\\(4)\\
                                                      -------  -------            -------       -------            ------
Net income (loss)                                         653  $  (664)           $ 2,076       $ 1,317            $  414
                                                      =======  =======            =======       =======            ======
Per Share:
  Basic income (loss) from continuing operations      $   .14  $  (.13)           $   .42       $   .34\\(5)\\     $  .11
  Basic net income (loss)                             $   .14  $  (.13)           $   .42       $   .34            $  .08

Weighted average number of basic common
 shares outstanding\\(6)(9)\\                           4,802    4,930              4,931         3,873         5,010

Balance Sheet Data\\(3)\\(at period end):
Working capital                                       $10,609  $11,429            $12,215       $15,282        $   76
Total assets                                           25,421   22,967             24,596        23,579         5,605
Total debt                                                320      578                901           857         2,197
Stockholders' equity\\(9)\\                            20,325   19,756             20,929        18,985         1,836

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

(8) In connection with the CIBC Acquisition the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development. See Note 2 of the Notes to Financial Statements. During fiscal year 1997 the Company incurred a charge of $235,000 reflecting claims, settlements, and contingencies relating issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. The Company made a decision to consolidate operations from certain of it's remote offices to the home office. During fiscal year 1997, the Company incurred charges of $156,000 relating office closings and restructuring due to those closings.

(9) The Board of Directors for the Company authorized in May 1997, subject to certain business and market conditions, the repurchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time or in privately negotiated transactions. The Company had repurchased as treasury stock 123,000 shares at an aggregate cost to the Company of $508,875 at June 30, 1997 and 171,200 shares at an aggregate cost to the Company of $673,000 at June 30, 1998. The authorization to repurchase the Company's common stock expired on June 15, 1998 and has not been extended or reinstated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company was founded in 1983 and during the remainder of the 1980s focused on developing and marketing a software application product for use by roadway design professionals. In

1990, the Company, under new management, began to expand significantly its product line to include complementary software application products for use by a variety of AEC professionals. The expansion of its product line was accomplished through both internal development and through acquisitions.

          On January 1, 1995, the Company added 6 modules of landscape architecture/environmental planning application software as a result of the LANDCADD Acquisition. On March 31, 1995, the Company added 12 modules of geographic information systems software to its product line as a result of the FMS Acquisition. On November 9, 1995, the Company added 25 modules of structural engineering software as a result of the ECOM Merger. On July 29, 1996, the Company added 2 modules of Building Designed Construction software as a result of the CIBC Acquisition. The LANDCADD Acquisition, the FMS Acquisition and the CIBC Acquisition, were each accounted for under the purchase method, and accordingly, the results of operations of such businesses are included in the Company's results from their respective dates of acquisition. For each acquisition, the aggregate cost over the fair value of acquired net assets has been assigned principally to purchased research and development and software development costs based on their estimated fair market values. The portion of the aggregate purchase prices allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Accordingly, the Company's results of operations reflect a non-recurring charge for purchased research and development of approximately $475,000 for fiscal 1997. The ECOM Merger was accounted for as a pooling of interest, however, it did not have a material effect on financial statement and therefore such statements have not been restated.

          In 1997 Autodesk, the company whose CAD platform the majority of the Company's business is based upon bought Softdesk, a major competitor of Eagle Point. Additionally, Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased in 1996 an equity interest in GeoPak, also a competitor of Eagle Point. In both of these situations, Eagle Point is now competing with companies with whom it previously did not compete. As further evidence of the new competitive pressures, Autodesk notified Eagle Point that as of January 31, 1998, Eagle Point would no longer be allowed to resell AutoCAD. The Company was allowed to continue to sell any AutoCAD held in inventory as of January 31, 1998. These resales accounted for approximately 15%, or $2.0 million, of the Company's revenues and 3%, or $326,000, of the Company's gross profit for fiscal 1998. The inability to resell AutoCAD in the future will have an adverse effect on the Company's revenues and gross profit and could have an adverse effect on the Company's ability to sell it's own products. See "Risk Factors -- Competition."

          The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company; the Company's competitors or Autodesk, customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. A significant portion of the Company's net revenues in a quarter are derived from orders received later in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. See "Risk Factors -- Variability of Quarterly Operating Results and Seasonality."

Forward Looking Information.

          This Annual Report on Form 10-K contains forward looking statements, including, without limitation, the acceptance by the marketplace of the Company's products, the Company's attempts to reduce its reliance on AutoCAD, the ability of the Company to sell more products internationally, the competitive advantages of the Company's telesales professionals, the effective of the Company's training and support programs on its customer relationships, the ability of the Company to keep pace with technological developments, and the ability of the Company to adequately address the Year 2000 issue. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. The Company may not be correct in its predictions with respect to the issues addressed in such forward looking statements.

Fiscal 1998 Compared to Fiscal 1997.

          Net revenues decreased $2.0 million, or 12.6% to $13.8 million for the fiscal year ended June 30, 1998 ("the 1998 Period"), from $15.8 million for the fiscal year ended June 30, 1997 (the "1997 Period"). The Company experienced a decrease in product sales and training and supports sales, as a result of many factors, including a changing competitive environment resulting from the merger between Autodesk and Softdesk and the equity investment in GeoPak by Bentley Systems. Difficulty in the marketplace is further compounded by delays in upgrades to certain Eagle Point products as a result of a need to focus, during 1995 and much of 1996, on addressing quality issues surrounding Autodesk's November 1994 introduction of it's AutoCAD Release 13 product. In addition, $1,633,189 of software revenues that were part of a continuing upgrade promotion, were deferred and therefore not recognized in the 1998 Period. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of the product upgrades.

          Gross profit decreased $0.8 million, or 9.0% to $10.0 million for the 1998 Period from $10.8 million for the 1997 Period as a result of the decrease in net revenues. Gross profit as a percentage of net revenues increased to 72.6% in the 1998 Period from 67.9% in the 1997 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 69.1% in the 1998 Period from 67.9% in the 1997 Period. The sales of Eagle Point products decreased slightly to 77.1% of product sales in the 1998 Period from 77.4% in the 1997 Period. The resales of AutoCAD decreased to 19.5% in the 1998 Period from 22.6% in the 1997 Period. Gross profit margin from product sales was aided by an increase in gross profit margins on Eagle Point products, which was primarily attributable to a reduction in costs associated with the implementation of CD ROM technology and electronic documentation. Gross profit relating to product sales was also adversely impacted in the 1997 Period due to the $294,000 write-down of capitalized software to more accurately reflect anticipated future revenues from certain products. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 83.1% in the 1998 Period from 76.0% in the 1997 Period, primarily due to an improvement in the sales mix toward support and maintenance revenues, which carry higher gross profit margins than training revenues.

          Selling and marketing expense decreased $700,000, or 12.4%, to $4.9 million in the 1998 Period from $5.6 million in the 1997 Period. As a percentage of net revenues, selling and marketing expenses increased slightly to 35.5% in the 1998 Period from 35.4% in the 1997 Period.

          Research and development expense decreased $1.0 million or 27.5% to $2.8 million in the 1998 Period from $3.8 million in the 1997 Period. As a percentage of net revenues, research and development expenses decreased to 20.0% in the 1998 Period from 24.2% in the 1997 Period. The decrease was primarily due to lower personnel costs associated with research and development as well as $271,500 in capitalized development costs.

          General and administrative expense decreased $300,000, or 12.2%, to $2.2 million in the 1998 Period from $2.5 million in the 1997 Period. As a percentage of net revenues general and administrative expense remained steady at 15.7% in the 1998 Period and in the 1997 Period.

          The operating income from continuing operations was $184,000 in the 1998 Period compared to a net loss of $2.0 million in the 1997 Period. The net loss for the 1997 Period included other non-recurring charges of $866,000. Excluding these other charges, the 1997 Period resulted in an operating loss of $1.2 million. As a percentage of net revenues, operating income from continuing operations was 1.3% in the 1998 Period as compared to an operating loss of 12.8% in the 1997 Period (7.3% in the 1997 Period when the non-recurring charges are excluded).

          Interest expense decreased $26,000 to $6,000 in the 1998 Period from $32,000 in the 1997 Period. Interest income increased $53,000 to $686,000 in the 1998 Period from $633,000 in the 1997 Period. The increase in interest was primarily attributed to higher balances of cash, cash equivalents, and investments. Other income decreased $90,000 to $36,000 in the 1998 Period from $126,000 in the 1997 Period. Other income for the 1997 Period was impacted by a $110,000 one-time gain for the forgiveness of debt relating to an economic development loan the Company received from the State of Iowa.

          The Company's effective tax rate on income from continuing operations was 27.4% for the 1998 Period compared to the effective tax rate on the loss from continuing operations of 48.8% in the 1997 Period. The primary reason for the lower effective tax rate was the Company's utilization of research and development tax credits.

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

          Gross profit decreased $3.41 million, or 23.9% to $10.7 million for fiscal 1997 from $14.1 million for fiscal 1996 as a primary result of the decrease in net revenues. Gross profit was also adversely impacted in fiscal 1997 due to the $294,000 one-time charge for revaluation write-down of capitalized software to more accurately reflect anticipated future revenues from certain products. Gross profit as a percentage of net revenues decreased to 67.9% in fiscal 1997 from 73.5% in fiscal 1996. Proforma gross profit as a percentage of net revenues, excluding the one-time charge for revaluation of capitalized software was 69.7% for fiscal 1997. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 67.9% in fiscal 1997 from 70.0% in fiscal 1996 primarily due to a decreased percentage of sales of Eagle Point's software products and an increased percentage of resales of AutoCAD in the sales mix. Gross profit as a percentage of corresponding net revenues relating to training and support decreased to 76.0% in fiscal 1997 from 84.7% in fiscal 1996 primarily due to increased cost relating to providing training.

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

          Operating income from continuing operations decreased $4.4 million, or 184.1%, to a $2.0 million operating loss in fiscal 1997 from a $2.4 million operating profit in fiscal 1996 and, as a percentage of net revenues, decreased to -12.8% in fiscal 1997 from 12.7% in fiscal 1996. Excluding the $866,000 of non-recurring charges in fiscal 1997 and the $294,000 charge for revaluation write-down of capitalized software in fiscal 1997 and the $43,000 of non-recurring charges in fiscal 1996charge for acquisition related expenses incurred in fiscal 1996 in connection with the ECOM Merger, the operating income from continuing operations decreased $3.3 million to $864,000 operating loss in fiscal 1997 from a $2.5 million operating profit in fiscal 1996, and as a percentage of revenues decreased to -5.5% in fiscal 1997 from 12.9% in fiscal 1996, as a result of the factors described above.

          Interest expense increased $8,000 to $32,000 in fiscal 1997 from $24,000 in fiscal 1996. Interest income decreased $102,000 to $633,000 in fiscal 1997 from $735,000 in fiscal 1996. The decrease was primarily attributed to a reduction in the cash position relative to expenditures for the Company's expansion of its facilities.

          The Company's effective tax rate on the loss income from continuing operations was 48.8% for fiscal 1997 compared to the effective tax rate on income from continuing operations was 34.6% in fiscal 1996. The primary reason for the higher effective tax rate was the Company's utilization of research and development tax credits in addition to the tax benefits relating to the Company's tax loss position. Effective July 1, 1996 through June 30, 1997 the federal government reinstated the research and development tax credit. This tax credit was subsequently extended to June 30, 1998.

Liquidity and Capital Resources

          The Company's financial position remains strong, with working capital of $10.6 million and long-term debt of only $220,000. Cash, short-term, and long-term investments aggregated approximately $14.7 million at June 30, 1998. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. At June 30, 1998, the Company had no borrowings outstanding under this line of credit.

          The Company's principal capital expenditures in recent years have consisted of investments in electronic data systems, furniture and equipment needs and the construction and expansion of the Dubuque facility. Investments in electronic data systems, furniture and equipment have been funded principally from cash generated from operations and an aggregate $625,000 principal amount of economic development loans. At June 30, 1998, these loans carried a weighted average interest rate of approximately 2.5% per annum. These loans mature at various dates through the year 2002.

          During fiscal 1997 the Company completed its expansion of the Dubuque Facility. The Company had expended $3.5 million in total toward this expansion project, which included investment in land, buildings, electronic data systems, furniture and equipment.

          To date, the Company has not entered into any interest rate, currency or other market risk hedging instruments.

          On July 29, 1996, the Company completed the CIBC Acquisition. The purchase price was $550,000 cash. Additionally, the Company was obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of CIBC's products during the 12 month period ending July 29, 1997, plus (2) 50% of such revenues exceeding $743,400 during the 12 month period ending July 29, 1997. Accordingly the Company made a subsequent payment of $79,597.

          In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At June 30, 1998, the Company had repurchased as treasury stock 171,200 shares at an aggregate cost to the company of $673,000. On July 1, 1997 and on July 1, 1998, the Company re-issued 20,924 and 24,003 shares respectively out of treasury stock for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan. The authorization to repurchase the Company's common stock expired on June 15, 1998 and has not been extended or reinstated.

Impact of the Year 2000 Issue

          The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through September 17, 1998, the Company does not believe that the Y2K issue will materially affect its business.

          The Company believes that its own software products will not be effected by the Y2K issue because the Company's products are graphical computer aided design software involving geometric and analytical computations and graphic representations which do not store or manipulate date-related fields.

          Beginning in the second quarter of 1998, the Company began to develop a systematic plan (the "Y2K Plan") to evaluate its Y2K exposure with respect to its internal informational systems. In accordance with this plan, the Company identified two primary internal information systems pursuant to which the Company could have exposure -- its accounting and financial support system (the "Accounting System") and its sales database (the "Sales Database"). The Company believes that, based on industry reports, the Accounting System is already Y2K compliant, but has not yet received formal certification of such compliance from the Accounting System's manufacturer. The Company intends to seek such certification in the near future. If the Accounting System is already Y2K compliant, the Company will not incur any significant Y2K related costs with respect to the Accounting System. The Company has determined that the Sales Database is not currently Y2K compliant. However, the Company has received, at not cost to the Company, from the Sales Database's manufacturer the necessary software upgrade to cause the Sales Database to become Y2K compliant. While the Company expects the Sales Database upgrade to be effective, the Company has not yet tested such upgrade and there can be no assurance that it will be successful.

          The third type of potential Y2K exposure relates to the Company's computer hardware and other equipment related systems (such as the Company's workstations and phone system). The Company is in the early stages of identifying and evaluating such systems' Y2K exposure. Due to the early stage of analysis with respect to the Company's computer hardware and other equipment related systems, the Company cannot yet estimate the costs involved, although the Company does not expect such costs to have a material adverse effect on its financial condition.

          The fourth aspect of the Company's Y2K analysis involves evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company is currently working on a formal procedure to evaluate such third parties, but has not yet commenced such process. As part of this formal procedure, the Company expects to survey its key vendors through written or telephone inquiries. The Company intends to have existing employees conduct such inquiries beginning in the fourth quarter of calendar year 1998 and does not expect the costs of such inquiries to be material. If the Company determines, after conducting the aforementioned surveys and inquiries, that its vendors' Y2K issues' could result in material disruptions to their respective businesses, the Company may seek alternative suppliers.

          The Company expects to be Y2K compliant with respect to its own systems, and have completed its Y2K analysis with respect to third parties, no later than mid-1999.

Inflation and Foreign Currency Exchange

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 1999. The Company has experienced insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues to expand its international operations it may begin billing in foreign currencies which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

          The information contained under the headings "Nominees for Directors," "Members of Board of Directors Continuing in Office" and "Compliance With
Section 16 of the Exchange Act" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1998) is incorporated herein by reference.

Executive Officers of the Registrant

          Information with respect to executive officers of the Company.

      Name            Age            Position
      ----            ---            --------
Rodney L. Blum         43     Chairman of the Board, President and
                                Chief Executive Officer
Dennis J. George       35     Vice President, Chief Financial Officer,
                                Treasurer and Secretary; Director
John F. Biver          43     Vice President - Civil Division; Director
Edward T. Graham       35     Vice President - Building Design and Services Division
Brent A. Straka        30     Vice President - Marketing and Business Development
                                Division
Randy K. Ambrosy       29     Vice President - International and Landscaping Divisions
William P. Le May      44     Chief Technology Officer

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

          Randy K. Ambrosy has been employed by the Company since September 1991 in various sales and management positions. Since April, 1998 Mr. Ambrosy has served as Vice President - International and Landscaping Divisions. From June 1990, until he joined the Company, Mr. Ambrosy was a sales engineer at Sencore Electronics a manufacturer of electronic test equipment.

          William P. Le May has been employed by the Company since October 1992 in various research and development and management positions. Since December, 1995 Mr. Le May has served as Chief Technology Officer. From March, 1984 until he joined the Company, Mr. Le May was a product manager at Accugraph Corporation, a developer of software applications for the civil engineering market.

Item 11. Executive Compensation

Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1998) is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1998) is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation", "Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1998) is incorporated herein by reference.


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1) Financial Statements

       The following financial statements are filed as part of this report:

          . Report of Independent Auditors on Financial Statements.

          . Financial Statements:

               Balance Sheets - June 30, 1998 and June 30, 1997.

               Statements of Operations - years ended June 30, 1998, June 30, 1997 and June 30, 1996.

               Statements of Stockholders' Equity - years ended June 30, 1998, June 30, 1997 and June 30, 1996.

               Statements of Cash Flows - years ended June 30, 1998, June 30, 1997 and June 30, 1996.

               Notes to financial statements - June 30, 1998.

(a)(2) Financial Statement Schedules

       Any schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

       Exhibit No.                Description
       -----------                -----------
 3.1*       --  Certificate of Incorporation of the Company.

 3.2*       --  By-laws of the Company.

 10.1*      --  Loan Agreement between the Company and the City of Dubuque, dated January 20, 1992.

 10.2*      --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

 10.3*      --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

 10.4*      --  Community Economic Betterment Account Agreement between the
                Company and the Iowa Department of Economic Development, dated
                July 18, 1991.

 10.5*      --  Community Economic Betterment Account Agreement between the
                Company and the Iowa Department of Economic Development, dated
                July 15, 1993.

 10.6*      --  Asset Purchase Agreement between the Company and Facility
                Mapping Systems, Inc., dated March 31, 1995.

 10.7*      --  Asset Purchase Agreement between the Company and LANDCADD, Inc., dated January 1, 1995.

 .10.8****   --  Employment Agreement with Rodney L. Blum.

 .10.9****   --  Employment Agreement with Dennis J. George.

 .10.10****  --  Employment Agreement with John F. Biver.

 .10.11**    --  Eagle Point Software Corporation Stock Option Plan.

 .10.12***   --  Eagle Point Software Corporation Stock Purchase Plan.

 10.13*     --  Purchase Agreement between VisionOne Partnership and the
                Company, dated as of May 1, 1995.

 10.14***** --  Merger Agreement between the Company and ECOM Associates, Inc., dated November 9, 1995.

 10.15***** --  Asset Purchase Agreement between the Company and Computer
                Integrated Building Corporation, dated July 29, 1996.

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

** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914)

*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918)

****   Incorporated by reference from the Company's 1995 Annual Report on
       Form 10-K

*****  Incorporated by reference from the Company's 1996 Annual Report on
       Form 10-K

#      Filed herewith.

 .      Indicates management contract or compensatory plan or arrangement.

-------------------

(b)    Reports on Form 8-K

       None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Point Software Corporation and subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



Des Moines, Iowa

July 31, 1998

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                               1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $ 4,662,570    $ 8,806,452
  Short-term investments                                                                            8,011,236      2,488,616
  Accounts receivable (net of allowances of $161,545 and
    $206,385, respectively)                                                                         1,600,282      1,800,698
  Interest receivable                                                                                  87,643              -
  Inventories                                                                                         137,071        509,328
  Prepaid expenses and other assets                                                                   137,474         97,048
  Income taxes receivable                                                                                   -        439,146
  Deferred income taxes                                                                               663,475        134,694
                                                                                                  -----------    -----------
          Total current assets                                                                     15,299,751     14,275,982

INVESTMENTS                                                                                         2,002,748              -
PROPERTY & EQUIPMENT, NET                                                                           7,048,077      7,525,413
SOFTWARE DEVELOPMENT COSTS (net of accumulated
  amortization of $82,675 and $119,262, respectively)                                                 300,832         81,780
NON-COMPETE AGREEMENTS (net of accumulated
  amortization of $194,592 and $131,839, respectively)                                                155,472        227,595
DEFERRED INCOME TAXES                                                                                 613,497        856,685
                                                                                                  -----------    -----------

TOTAL ASSETS                                                                                      $25,420,377    $22,967,455
                                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                               $   100,172    $   257,981
  Accounts payable                                                                                    190,297        485,817
  Accrued expenses                                                                                  1,095,713      1,042,778
  Deferred revenues                                                                                 3,164,794      1,060,780
  Income taxes payable                                                                                139,602              -
                                                                                                  -----------    -----------
          Total current liabilities                                                                 4,690,578      2,847,356

LONG-TERM DEBT                                                                                        220,029        319,567
DEFERRED REVENUES                                                                                     184,486         44,260
                                                                                                  -----------    -----------
          Total liabilities                                                                         5,095,093      3,211,183
                                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
  at June 30, 1998 and 1997                                                                                 -              -
Common stock, $.01 par value; 20,000,000 shares authorized;
   4,941,730 shares issued and outstanding at June 30, 1998 and 1997                                   49,417         49,417
Additional paid-in capital                                                                         17,535,942     17,535,942
Retained earnings                                                                                   3,326,457      2,679,788
                                                                                                  -----------    -----------
                                                                                                   20,911,816     20,265,147

Treasury stock, at cost; 150,276 shares at June 30, 1998 and
  123,000 shares at June 30, 1997                                                                    (586,532)      (508,875)
                                                                                                  -----------    -----------
          Total stockholders' equity                                                               20,325,284     19,756,272
                                                                                                  -----------    -----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                                       $25,420,377    $22,967,455
                                                                                                  ===========    ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------

                                                       1998             1997             1996
Net revenues:
  Product sales                                     $10,438,778      $12,212,660      $14,579,749
  Training and support                                3,382,360        3,592,162        4,582,375
                                                    -----------      -----------      -----------
          Total net revenues                         13,821,138       15,804,822       19,162,124
                                                    -----------      -----------      -----------

Cost of revenues:
  Product sales                                       3,220,424        3,921,305        4,370,127
  Training and support                                  571,177          860,793          703,136
  Charge for revaluation of capitalized software              -          294,233                -
                                                    -----------      -----------      -----------
          Total cost of revenues                      3,791,601        5,076,331        5,073,263
                                                    -----------      -----------      -----------

Gross profit                                         10,029,537       10,728,491       14,088,861
                                                    -----------      -----------      -----------

Operating expenses:
  Selling and marketing                               4,902,045        5,593,808        6,421,005
  Research and development                            2,769,364        3,817,284        3,510,830
  General and administrative                          2,174,181        2,475,287        1,679,702
  Non-recurring charges                                       -          866,122           43,075
                                                    -----------      -----------      -----------
          Total operating expenses                    9,845,590       12,752,501       11,654,612
                                                    -----------      -----------      -----------

Operating income (loss) from continuing operation       183,947       (2,024,010)       2,434,249

Other income (expense):
  Interest income                                       686,065          632,983          734,710
  Interest expense                                       (6,467)         (32,207)         (23,791)
  Other income, net                                      35,805          126,426           30,863
                                                    -----------      -----------      -----------

Income (loss) from continuing operations
  before income taxes                                   899,350       (1,296,808)       3,176,031
Income tax expense (benefit)                            246,613         (633,027)       1,099,632
                                                    -----------      -----------      -----------

Net income (loss)                                   $   652,737      $  (663,781)     $ 2,076,399
                                                    ===========      ===========      ===========

Weighted average common shares outstanding            4,802,375        4,930,119        4,931,089
                                                    ===========      ===========      ===========

Basic income (loss) per share                       $      0.14      $     (0.13)     $      0.42
                                                    ===========      ===========      ===========

Weighted average common and common equivalent
  shares outstanding                                  4,861,947        4,930,119        4,957,988
                                                    ===========      ===========      ===========

Diluted income (loss) per share                     $      0.13      $     (0.13)     $      0.42
                                                    ===========      ===========      ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------

                                                  Additional
                                       Common       Paid-In       Retained      Treasury
                                        Stock       Capital       Earnings       Stock          Total
BALANCES AT JULY 1, 1995               $49,120    $17,477,138    $1,459,068                  $18,985,326

Issuance of 29,730 shares of common
  stock relating to acquisition            297         58,804      (191,898)                    (132,797)

Net income                                   -              -     2,076,399                    2,076,399
                                       -------    -----------    ----------                  -----------

BALANCE AT JUNE 30, 1996                49,417     17,535,942     3,343,569                   20,928,928

Purchase of 123,000 shares
  of treasury stock                          -              -             -    $(508,875)       (508,875)

Net loss                                     -              -      (663,781)           -        (663,781)
                                       -------    -----------    ----------    ---------     -----------

BALANCE AT JUNE 30, 1997                49,417     17,535,942     2,679,788     (508,875)     19,756,272

Purchase of 48,200 shares of
  treasury stock                                                                (164,178)       (164,178)

Issuance of 20,924 shares of
  treasury stock under employee
  stock purchase plan                                                (6,068)      86,521          80,453

Net income                                                          652,737                      652,737
                                                                 ----------                  -----------

BALANCE AT JUNE 30, 1998               $49,417    $17,535,942    $3,326,457    $(586,532)    $20,325,284
                                       =======    ===========    ==========    =========     ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------

                                                                              1998          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $    652,737   $  (663,781)  $  2,076,399
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                             1,079,738     1,025,455        731,082
    Amortization of software development costs                                  87,455       468,939        273,747
    Charge for purchased research and development                                    -       475,393              -
    Forgiveness of CEBA loan                                                         -      (110,000)             -
    Deferred income taxes                                                     (285,593)     (496,024)      (145,825)
    Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisitions of CIBC during 1997 and ECOM during 1996:
      Accounts receivable                                                      200,416     2,056,472     (1,383,093)
      Inventories                                                              372,257      (140,156)       238,450
      Prepaid expenses                                                         (33,155)       71,436        170,498
      Interest receivable                                                      (87,643)      255,290       (255,290)
      Accounts payable                                                        (295,520)      233,049       (403,987)
      Income taxes payable/receivable                                          578,748      (442,198)      (632,160)
      Deferred revenues                                                      2,244,240      (435,958)       194,344
      Accrued expenses                                                          52,935        76,024       (171,556)
      Other                                                                     64,852         4,402         55,818
                                                                          ------------   -----------   ------------
          Net cash provided by operating activities                          4,631,467     2,378,343        748,427
                                                                          ------------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                    (602,402)   (2,585,778)    (3,017,681)
  Software development costs:
    Capitalized costs                                                         (271,507)            -        (74,744)
    Purchases of software                                                      (35,000)     (305,081)      (129,500)
  Purchase of investments                                                  (15,040,940)            -     (9,974,593)
  Proceeds from maturities of investments                                    7,515,572     7,485,977              -
  Payments to acquire companies, net of cash acquired                                -      (551,676)             -
                                                                          ------------   -----------   ------------
          Net cash provided by (used in) investing activities               (8,434,277)    4,043,442    (13,196,518)
                                                                          ------------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (257,347)     (213,162)      (188,131)
  Purchase of treasury stock                                                  (164,178)     (508,875)             -
  Proceeds from issuance of treasury stock                                      80,453             -              -
                                                                          ------------   -----------   ------------
          Net cash used in financing activities                               (341,072)     (722,037)      (188,131)
                                                                          ------------   -----------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (4,143,882)    5,699,748    (12,636,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               8,806,452     3,106,704     15,742,926
                                                                          ------------   -----------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,662,570   $ 8,806,452   $  3,106,704
                                                                          ============   ===========   ============

                                                                     (Continued)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------

                                                                              1998          1997           1996
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                              $      6,375   $    30,013   $     28,534
                                                                          ============   ===========   ============

    Income taxes                                                          $    416,525   $   313,728   $  1,887,737
                                                                          ============   ===========   ============

  Non-cash investing and financing activities:
    Long-term debt and other non-current liabilities
      assumed in business acquisitions
    Long-term debt issued in business acquisitions                                       $    79,597   $    186,175
    Common stock issued in business acquisitions                                                   -       (132,797)
    Forgiveness of CEBA loan                                                                 110,000              -

  Payments to acquire companies, net of cash acquired:
    Fair value of assets acquired                                                        $   631,273
    Liabilities assumed                                                                            -
    Long-term debt issued                                                                    (79,597)
    Common stock issued                                                                            -
                                                                                         -----------

                                                                                         $   551,676
                                                                                         ===========

See notes to consolidated financial statements.                      (Concluded)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

   Investments - All the Company's investments are accounted for as held-to-maturity and reported at amortized cost.

   Inventories - Inventories are stated at the lower of cost (first in, first out) or market and consist of the following as of June 30:


                                                         1998            1997
    Manuals and diskettes                              $100,159        $150,937
    Finished software products                           23,614         353,214
    Other supplies                                       13,298           5,177
                                                       --------        --------
                                                       $137,071        $509,328
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

   Concentrations - The Company held approximately $10.0 million and $2.5 million in various U.S. Treasury Notes as of June 30, 1998 and 1997, respectively. The Company's temporary cash investments, $1.2 million and $1.1 million as of June 30, 1998 and 1997, respectively, were placed in a money market account with William Blair Mutual Funds, Inc. and $3.2 million and $7.6 million as of June 30, 1998 and 1997, respectively, were placed in a money market repurchase account at a local bank. These are primarily funds that were received from the Company's public stock offering in 1995.

   Revenues - The Company derives substantially all of its product revenues from the license of its software products. Revenue is recognized upon shipment of the product, provided that no significant vendor, post-contract support or product upgrade obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company has no significant vendor and post-contract support obligations associated with its product sales. Dependent upon the timing of future product upgrade releases and market conditions, the Company may extend promotions where products upgrade obligations are associated with the shipment of software products. Based upon the terms of the promotions extended, a portion or all of the product revenues may be deferred until the promotional product upgrade is released and subsequently shipped. The Company recognizes its service revenues from maintenance and support contracts ratably over the period of the arrangements. These contracts generally have terms of one year or less. The Company recognizes its service revenues from training arrangements in the period in which the training occurs. The Company's product returns historically have been insignificant.

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

   Earnings Per Share - During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("Basic EPS" and "Diluted EPS"), and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for all periods have been restated to conform to SFAS No. 128.

   A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                                       Fiscal Year Ending June 30,
                                                              --------------------------------------------
                                                                  1998            1997             1996
   Numerator:
   Numerator for basic and diluted net income
    (loss) per share - net income (loss)                       $  652,737      $ (663,781)      $2,076,399
                                                               ==========      ==========       ==========

   Denominator:
     Denominator for basic net income (loss) per
       share - weighted average shares                          4,802,375       4,930,119        4,931,089
     Net effect of stock options based on the
       treasury stock method using the average
       market price during the period                              59,572               -           26,899
                                                               ----------      ----------       ----------

     Denominator for diluted net income (loss)
       per share                                                4,861,947       4,930,119        4,957,988
                                                               ==========      ==========       ==========

   The Company has restated all prior years to comply with this standard.

   Statement of Financial Accounting Standards - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which will be adopted by the Company in fiscal 1999. SFAS No. 130 requires companies to classify items of other comprehensive income in a financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. Adoption of the new standard will not have a material impact on the Company's results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in fiscal 1999. SFAS No. 131 requires companies to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets for its reportable operating segments. Adoption of the new standard will not impact the Company's results of operations.

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

   Fair Value Disclosure - The carrying value of the long-term debt approximates fair value as interest rates approximate the rate management believes the Company could refinance the obligations, given the current market conditions. The carrying value of other financial assets, other than investments which are discussed in Note 3, and liabilities approximate their fair values because of the short maturity of those instruments.

   Reclassification Certain prior year amounts have been reclassified to conform to classifications adopted in fiscal year 1998. Such reclassifications had no effect on net income or stockholders' equity.

2. ACQUISITIONS

   Computer Integrated Building Corporation

   On July 29, 1996, the Company purchased substantially all assets of Computer Integrated Building Corporation ("CIBC"), a developer and marketer of computer software.

   The purchase price was $550,000 cash. Additionally, the Company is obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of Computer Integrated Building Corporation's products plus (2) 50% of such revenues exceeding $743,400, during the 12 month period ended July 29, 1997. As of June 30, 1997, the Company recorded a payable of $79,597 which was paid September 29, 1997. As part of the acquisition, a three year non-compete agreement was entered into between the Company and former owners.

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

3. INVESTMENTS

   Investments consist of U.S. Treasury Notes, total investments as of June 30 were as follows:


                               1998                               1997
                          ----------------------------       --------------------------
                          Carrying Value  Fair Value         Carrying Value  Fair Value
Short-term investments        $8,011,236  $7,990,400             $2,488,616  $2,495,313
Long-term investments          2,002,748   2,001,000                      -           -

4. PROPERTY AND EQUIPMENT, NET

   Property and equipment consists of the following as of June 30:


                                                  1998          1997

Land                                           $   637,400   $   637,400
Buildings and land improvements                  4,052,663     4,047,973
Computer equipment and purchased software        4,621,072     4,063,267
Furniture and fixtures                           1,349,547     1,331,307
Office equipment                                   590,724       569,056
Vehicles                                            76,691        76,691
                                               -----------   -----------

                                                11,328,097    10,725,694
Accumulated depreciation                        (4,280,020)   (3,200,281)
                                               -----------   -----------

                                               $ 7,048,077   $ 7,525,413
                                               ===========   ===========

5. ACCRUED EXPENSES

   Accrued expenses consist of the following as of June 30:


                                                  1998          1997

Salaries and commissions                       $   429,650   $   285,042
Other                                              666,063       757,736
                                               -----------   -----------

                                               $ 1,095,713   $ 1,042,778
                                               ===========   ===========

6. NOTES PAYABLE

   At June 30, 1998, the Company had a $2,000,000 unsecured operating line of credit agreement with the bank which expires December 1, 1998. Borrowings under the line of credit accrue interest at the prime rate (8.5% at June 30, 1998). At June 30, 1998 there were no borrowings outstanding under the line.

7. LONG-TERM DEBT

   Long-term debt consists of the following as of June 30:

                                                                   1998      1997
   Community Development Block Grant Loan from the City of
   Dubuque, interest at 3%, principal and interest payments of
   $3,973 are due quarterly with final payment during October
   2000, collateralized by certain equipment purchased with the
   loan proceeds.                                                $ 38,138  $ 49,035

   Community Development Block Grant Loan from the City of
   Dubuque, interest at 5%, interest-only payments were due
   annually through January 1995, principal and interest
   payments of $28,872 are due annually beginning January 1996 with final payment during January 2000, collateralized by
   certain equipment purchased with the loan proceeds.             53,684    78,625

   Community Development Block Grant Loan from the City of
   Dubuque, interest at 3%, principal and interest payments of
   $7,946 are due quarterly with final payment during February
   2002, collateralized by certain inventory, accounts
   receivable, equipment and fixtures of the Company and
   guaranteed by certain stockholders of the Company.             112,857   140,217

   Note payable acquired in acquisition of ECOM, interest at
   5.25%, interest and principal payments of $1,235 quarterly
   with final payment in September 1998.                            1,235     5,939

   Community Economic Betterment Account Loan from the Iowa
   Department of Economic Development, non-interest bearing
   note requiring annual payments of $28,571 beginning November
   1995 with final payment in November 2001, collateralized by certain equipment purchased with the loan proceeds and
   guaranteed by certain stockholders of the Company.             114,287   142,857

   Non-interest bearing note payable to the former owners of
   LANDCADD for contingent revenue payment, due in quarterly
   installments of $25,689 with final payment made during
   December 1997, net of unamortized discount of $1,681 for the year ended June 30, 1997, based on an imputed interest rate
   of 9%.                                                              -     49,040

                                                                             1998        1997
   Non-interest bearing note payable to the former owners of
   LANDCADD, due in quarterly installments of $16,667 with
   final payment made during December 1997, net of unamortized discount of $1,092 for the year ended June 30, 1997, based
   on an imputed interest rate of 9%.                                             -     32,238

   Non-interest bearing note payable to the former owners of
   CIBC, paid September 1997                                                      -      79,597
                                                                           ---------   --------
                                                                             320,201    577,548
   Less current portion                                                     (100,172)  (257,981)
                                                                           ---------   --------
                                                                           $ 220,029   $319,567
                                                                           =========   ========

   At June 30, 1998, future principal payments on long-term debt for each of the four years in the period ended June 30, 2002 are $100,172, $101,040, $66,933 and $52,056, respectively.

8. COMMUNITY ECONOMIC BETTERMENT ACCOUNT ("CEBA") FORGIVABLE LOAN

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

9. STOCKHOLDERS' EQUITY

   Certain of the Company's loan agreements prohibit the payment of dividends on the Company's capital stock without prior written consent.

   In fiscal 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock. Under this authorization, the Company purchased 48,200 shares and 123,000 shares in fiscal 1998 and 1997, respectively.

10. INCOME TAXES

   Income tax (benefit) expense consists of the following for the years ended June 30:

                                      1998             1997             1996
   Current:
     Federal                        $ 524,106        $ (83,844)      $1,213,729
     State                              8,100          (53,159)          31,728
                                    ---------        ---------       ----------
   Total current                      532,206         (137,003)       1,245,457
                                    ---------        ---------       ----------
   Deferred:
     Federal                         (272,584)        (485,040)        (141,234)
     State                            (13,009)         (10,984)          (4,591)
                                    ---------        ---------       ----------
   Total deferred                    (285,593)        (496,024)        (145,825)
                                    ---------        ---------       ----------
   Income tax (benefit) expense     $ 246,613        $(633,027)      $1,099,632
                                    =========        =========       ==========

   The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                         1998          1997          1996
   Product development costs            $  (43,431)    $  (7,456)    $ (19,632)
   Depreciation                           (236,886)     (200,290)     (141,338)
   Accrual to cash basis amortization            -             -      (115,410)
   Purchased research and development      425,213       460,504       329,073
   Research and development tax credits          -       169,719             -
   Deferred revenues                       656,719        54,432        27,440
   Prepaid expenses                        (38,462)      (27,526)      (52,528)
   Allowance for bad debts                  25,748        42,619        44,235
   Land acquired from Partnership           79,625        79,625        79,625
   Building acquired from Partnership      246,773       252,765       258,143
   Other                                   161,673       166,987        85,747
   Iowa new jobs credits                   176,000       178,000       178,000
   Valuation allowance                    (176,000)     (178,000)     (178,000)
                                        ----------     ---------     ---------
                                        $1,276,972     $ 991,379     $ 495,355
                                        ==========     =========     =========

   The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the years ended June 30, 1998 and 1997, the Company's management determined that approximately $176,000 and $178,000, respectively, of tax credits are available to the Company since their agreement was entered into (see Note
   15). However, as the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa, only $2,000 in credits were used to reduce 1998 Iowa state taxes. As the Company had a loss in 1997, no credit was utilized. The remaining credits of $151,000 generated during the period ended June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. Additional credits of $25,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. Management has fully reserved the deferred tax asset related to the credit carryforward as they believe it is more likely than not that the benefit of the carryforward will not be fully realized prior to its expiration.

     Reconciliations of income tax (benefit) expense with income tax (benefit) expense computed using statutory federal rates are as follows for the years ended June 30:

                                                       1998          1997         1996
     Computed statutory (benefit) expense           $   314,772   $  (453,882) $ 1,111,611
     State income taxes, net of federal tax benefit      (9,106)      (42,334)      17,910
     Research and development tax credits               (62,234)     (169,719)           -
     Other                                                3,181        32,908      (29,889)
                                                    -----------   -----------  -----------

     Income tax (benefit) expense                   $   246,613   $  (633,027) $ 1,099,632
                                                    ===========   ===========  ===========

11.  EXPORT SALES

     Net revenues consisted of the following for the years ended June 30:

                                                       1998          1997         1996
     Domestic                                       $12,406,406   $14,525,719  $17,958,882
     Export - Canada                                    565,299       430,322      639,210
     Export - other                                     849,433       848,781      564,032
                                                    -----------   -----------  -----------

                                                    $13,821,138   $15,804,822  $19,162,124
                                                    ===========   ===========  ===========

12.  NON-RECURRING CHARGES

     The non-recurring charges included in the accompanying consolidated statements of operations consist of the following:

                                                                     1997         1996
     Charge of purchased research and development
       and other acquisition related charges                      $   475,393  $    43,075
     Charge for claims, settlements and
       contingencies                                                  234,794            -
     Restructuring charges                                            155,935            -
                                                                  -----------  -----------

                                                                  $   866,122  $    43,075
                                                                  ===========  ===========


   Non-recurring charges for fiscal 1997 include a charge for purchased research and development of $475,393 in connection with the acquisition of Computer Integrated Building Corporation. The $234,794 incurred in December 1996, for claims, settlements and contingencies relates to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

     In addition, the Company incurred charges of $155,935 in March of 1997 relating to office closings and restructuring in California and Colorado. The closing of these offices was due primarily to management's decision to consolidate product development and support.

     Included in the non-recurring charges in the accompanying consolidated statement of operations for 1996 is a $43,000 charge for acquisition related expenses incurred in connection with the ECOM merger.

13.  EMPLOYEE BENEFITS

     Profit Sharing - The Company has 401(k) profit sharing plan. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 1998, 1997 and 1996, the Company's matching contributions were $16,700, $17,826 and $12,700, respectively.

     Employee Stock Purchase Plans - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, became effective on July 1, 1995, permitting eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares will be purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period or 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 100,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 100,000 shares have been sold. Total shares sold under the Purchase Plan were 40,067.

     Stock Options - Concurrent with the Company's public offering, the Board of Directors of the Company adopted and the stockholders approved the Eagle Point Software Corporation Stock Option Plan (the "Plan") which allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 750,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. No stock options may be issued under the Plan after May 1, 2005. Concurrent with the offering, the Company granted 154,750 options under the Plan at $13 per share. During the year ending June 30, 1996 an additional 81,300 options were granted by the Company under the Plan at prices from $9.94 to $20.875 per share. During the year ending June 30, 1997 an additional 137,506 options were granted by the Company under the Plan at prices from $3.13 to $6.00 per share. During the year ended June 30, 1998 an additional 282,570 options were granted by the Company under the Plan at prices from $3.09 to $4.69 per share. Due to terminations and related forfeitures of options throughout the year, there were 457,701 options outstanding at June 30, 1998. As of June 30, 1998, no options had yet been exercised.

     Under the Plan, the exercise price of each option equals the market price at the time of the grant. Options granted to employees vest over either 3 or 4 years from the date of the grant and options to non-employee directors vest immediately on the date of grant. All options expire no later than 10 years from the date of grant.

     The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Company's Purchase Plan and Plan for 1998, 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant SFAS No. 123, net earnings and earnings per share would have been reduced as follows:

                                    1998             1997                1996
     Net earnings:
       As reported                $652,737         $(633,781)         $2,076,399
       Pro forma                   486,083          (801,793)          1,947,626
     Earnings per share:
       As reported                $   0.14         $   (0.13)         $     0.42
       Pro forma                      0.10             (0.16)               0.39

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 5.50% in 1998 and 6.30% in 1997 and 1996; and expected lives of 5 years from grant date. A summary of the status of the stock option plans as of June 30, 1998, 1997 and 1996, and the changes during the years ending on those dates is presented below:

                                                     1998                    1997                    1996
                                             --------------------     -------------------     -------------------
                                                         Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                         Exercise                Exercise                Exercise
     Fixed Options                            Shares      Price        Shares     Price        Shares     Price
     OUTSTANDING AT BEGINNING OF YEAR          288,256    $ 10.00      203,150    $ 14.15      154,750    $ 13.00
       Granted                                 282,570       3.70      137,506       4.31       81,300      16.46
       Exercised                                     -                       -          -            -          -
       Forfeited                              (113,125)    (10.19)     (52,400)    (11.15)     (32,900)    (14.48)
                                             ---------                --------                --------
     OUTSTANDING AT END OF YEAR                457,701       6.06      288,256      10.00      203,150      14.15
                                             =========                ========                ========
     Options exercisable at year end            47,672                  21,698                  12,665
     Weighted-average fair value of
      options granted during the year        $    1.61                $  $1.93                $   7.37

     The following table summarizes information about fixed stock options outstanding at June 30, 1998:

                                    Options                      Options
                                  Outstanding                  Exercisable
                           --------------------------     ----------------------
                                           Weighted                     Weighted
        Exercise                            Average                     Average
          Price                            Remaining                    Exercise
          Range            Number         Contractual     Number        Price
                                             Life
     $ 3.09 to $6.00       361,101        9.10 years      14,412        $ 4.11
       9.94 to 13.00        64,050        7.12 years      28,205         12.90
      17.50 to 20.88        32,550        7.51 years       5,055         19.10
                           -------                        ------
                           457,701                        47,672
                           =======                        ======

14.  LEASES

     The Company leases certain office space and vehicles under operating leases. Rent expense for the years ended June 30, 1998, 1997 and 1996, was $76,521, $158,372 and $185,425, respectively. During 1996, the Company subleased a portion of the leased office space to another company. Sublease income for the year ended 1996 was $18,600. There was no sublease income for the year ended June 30, 1998 and 1997.

     At June 30, 1998, future minimum rental payments due under operating leases for each of the three years in the period ended June 30, 2001 are $34,681, $10,946 and $7,010, respectively.

15.  INDUSTRIAL NEW JOBS TRAINING AGREEMENT

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

     In May 1996, a second addendum to the Training Agreement was entered into. This addendum increased the amount of reimbursement for training expenses incurred by the Company during the terms of the agreement by approximately $288,000. As of June 30, 1998 and 1997 the Company had received $55,000 in reimbursement under this addendum.

16.  SUBSEQUENT EVENT

     On July 1, 1998 the Company re-issued 24,003 shares of treasury stock for the purpose of meeting its obligations under the Eagle Point Software Corporation stock purchase plan.

                                  * * * * * *

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 25, 1998               EAGLE POINT SOFTWARE CORPORATION


                                       /s/ Rodney L. Blum
                                       ------------------------------------
                                       Rodney L. Blum
                                       Chairman of the Board, President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 25th day of September, 1998.

Name                                   Capacity
----                                   --------

/s/ Rodney L. Blum                     Chairman of the Board,
---------------------------            President, Chief Executive Officer and
Rodney L. Blum                         Director (principal executive officer)


/s/ Dennis J. George                   Vice President, Chief
---------------------------            Financial Officer, Secretary, Treasurer
Dennis J. George                       and Director (principal financial and
                                       accounting officer)


/s/ John F. Biver                      Vice President and Director
---------------------------
John F. Biver


/s/ James P. Hickey                    Director
---------------------------
James P. Hickey


/s/ Thomas O. Miller                   Director
---------------------------
Thomas O. Miller

                                 Exhibit Index
                                 -------------

Exhibit No.                       Description
-----------                       -----------
 3.1*       --  Certificate of Incorporation of the Company.

 3.2*       --  By-laws of the Company.

 10.1*      --  Loan Agreement between the Company and the City of Dubuque, dated January 20, 1992.

 10.2*      --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

 10.3*      --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

 10.4*      --  Community Economic Betterment Account Agreement between the
                Company and the Iowa Department of Economic Development, dated
                July 18, 1991.

 10.5*      --  Community Economic Betterment Account Agreement between the
                Company and the Iowa Department of Economic Development, dated
                July 15, 1993.

 10.6*      --  Asset Purchase Agreement between the Company and Facility
                Mapping Systems, Inc., dated March 31, 1995.

 10.7*      --  Asset Purchase Agreement between the Company and LANDCADD, Inc., dated January 1, 1995.

 .10.8****   --  Employment Agreement with Rodney L. Blum.

 .10.9****   --  Employment Agreement with Dennis J. George.

 .10.10****  --  Employment Agreement with John F. Biver.

 .10.11**    --  Eagle Point Software Corporation Stock Option Plan.

 .10.12***   --  Eagle Point Software Corporation Stock Purchase Plan.

 10.13*     --  Purchase Agreement between VisionOne Partnership and the
                Company, dated as of May 1, 1995.

 10.14***** --  Merger Agreement between the Company and ECOM Associates, Inc., dated November 9, 1995.

 10.15***** --  Asset Purchase Agreement between the Company and Computer
                Integrated Building Corporation, dated July 29, 1996.

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

#      Filed herewith.

 .      Indicates management contract or compensatory plan or arrangement.