Form 10-Q
period 1998-09-30
EAGLE POINT SOFTWARE CORP
filed 1998-11-13
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

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

Common Stock, par value $.01 per share, outstanding as of November 9, 1998:
4,820,835 shares

--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                   For the quarter ended September 30, 1998
                                     Index


                         PART I. Financial Information
                         -----------------------------
                                                                       Page
                                                                       ----
     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              September 30, 1998 and June 30, 1998                       3

              Consolidated Statements of Operations -
              for the three months ended September 30, 1998 and 1997     5

              Consolidated Statements of Cash Flows -
              for the three months ended September 30, 1998 and 1997     6

              Notes to Consolidated Financial Statements                 8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9


                           PART II. Other Information
                           --------------------------

     Item 1.  Legal Proceedings                                         13

     Item 2.  Changes in Securities and Use of Proceeds                 13

     Item 3.  Defaults Upon Senior Securities                           13

     Item 4.  Submission of Matters to a Vote of Security Holders       13

     Item 5.  Other Information                                         13

     Item 6.  Exhibits and Reports on Form 8-K                          12

              SIGNATURES                                                14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       September 30,              June 30,
                                                                                       -------------            ------------
                                                                                           1998                     1998
ASSETS                                                                                 (Unaudited)                (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  4,064,903             $  4,662,570
  Short-term investments                                                                  7,020,822                8,011,236
  Accounts receivable (net of allowances of $328,556 and $161,545, respectively)          1,155,002                1,600,282
  Interest receivable                                                                        83,750                   87,643
  Deferred income taxes                                                                     663,475                  663,475
  Inventories                                                                               131,394                  137,071
  Prepaid expenses and other assets                                                         231,268                  137,474
                                                                                       ------------             ------------
          Total current assets                                                           13,350,614               15,299,751

INVESTMENTS                                                                               4,024,138                2,002,748
PROPERTY & EQUIPMENT, NET                                                                 6,993,212                7,048,077
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $143,566 and $82,675, respectively)                                                       264,955                  300,832
NON-COMPETE AGREEMENTS (net of accumulated amortization of $210,281 and
  $194,592 respectively)                                                                    139,784                  155,472
DEFERRED INCOME TAXES                                                                       613,497                  613,497
                                                                                       ------------             ------------
TOTAL ASSETS                                                                           $ 25,386,200             $ 25,420,377
                                                                                       ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                    $     89,382             $    100,172
  Accounts payable                                                                          116,818                  190,297
  Accrued expenses                                                                        1,103,560                1,095,713
  Deferred revenues                                                                       2,629,550                3,164,794
  Income taxes payable                                                                      193,742                  139,602
                                                                                       ------------             ------------
  Total current liabilities                                                               4,133,052                4,690,578

LONG-TERM DEBT                                                                              220,029                  220,029
DEFERRED REVENUES                                                                           166,854                  184,486
                                                                                       ------------             ------------
          Total liabilities                                                            $  4,519,935             $  5,095,093
                                                                                       ============             ============

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------

                                                                                       September 30,              June 30,
                                                                                       -------------            ------------
                                                                                           1998                     1998
STOCKHOLDERS' EQUITY:                                                                  (Unaudited)                (Audited)
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at September 30, 1998 and June 30, 1998
Common stock, $.01 par value; 20,000,000 shares authorized; 4,941,730 shares
  issued and outstanding at September 30, 1998 and June 30, 1998                             49,417                   49,417
Additional paid-in capital                                                               17,535,942               17,535,942
Retained earnings                                                                         3,781,111                3,326,457
                                                                                       ------------             ------------
                                                                                         21,366,470               20,911,816
Treasury stock, at cost; 124,686 shares at September 30, 1998 and 150,276 shares
  at June 30, 1998                                                                         (500,205)                (586,532)
                                                                                       ------------             ------------
          Total stockholders' equity                                                     20,866,265               20,325,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $25,386,200              $25,420,377
                                                                                       ============             ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              1998            1997
                                                          (Unaudited)     (Unaudited)
Net revenues:
  Product sales                                           $2,670,846      $2,264,986
  Training and support                                       970,857         636,826
                                                          ----------      ----------
          Total net revenues                               3,641,703       2,901,812
                                                          ----------      ----------
Cost of revenues:
  Product sales                                              538,048         788,244
  Training and support                                        95,158         144,300
                                                          ----------      ----------
          Total cost of revenues                             633,206         932,544
                                                          ----------      ----------
Gross profit                                               3,008,497       1,969,268
                                                          ----------      ----------
Operating expenses:
  Selling and marketing                                    1,166,808         987,301
  Research and development                                   710,786         846,130
  General and administrative                                 629,798         495,639
                                                          ----------      ----------
          Total operating expenses                         2,507,392       2,329,070
                                                          ----------      ----------
Operating income (loss) from continuing operations           501,105        (359,802)

Other income (expense):
  Interest income, net of expense                            198,757         147,245
  Other income (expense)                                         647           2,262
                                                          ----------      ----------
Income (loss) from continuing operations
  before income taxes                                        700,509        (210,295)
Income tax expense (benefit)                                 243,748         (91,359)
                                                          ----------      ----------

Net income (loss)                                         $  456,761      $ (118,936)
                                                          ==========      ==========

Weighted average common shares outstanding                 4,816,278       4,826,457
                                                          ==========      ==========

Basic income (loss) per share                             $     0.09      $    (0.02)
                                                          ==========      ==========

Weighted average common and common
  equivalent shares outstanding                           $4,996,598      $4,828,948
                                                          ==========      ==========

Diluted income (loss) per share                           $     0.09      $    (0.02)
                                                          ==========      ==========

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:                              (Unaudited)    (Unaudited)
 Net income (loss)                                                $    456,761    $  (118,936)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                      274,153        288,580
    Amortization of software development costs                          60,891         19,583
    Changes in assets and liabilities:
      Accounts receivable                                              445,249        656,887
      Interest receivable                                                3,893        (32,813)
      Income taxes payable                                              54,140        187,477
      Inventories                                                        5,676        155,654
      Prepaid expenses                                                 (93,794)      (122,367)
      Accounts payable                                                 (73,479)        49,521
      Deferred revenues                                               (535,244)       433,939
      Accrued expenses                                                  (9,785)      (171,409)
      Other                                                             13,611          9,368
                                                                  ------------    -----------
          Net cash provided by operating activities                    602,072      1,355,484
                                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Investments                                           (3,035,151)    (7,014,746)
  Proceeds from maturaties of investments                            2,004,177              -
  Purchases of property and equipment, net                            (219,288)      (193,251)
  Capitalized software development costs                               (25,014)             -
                                                                  ------------    -----------
          Net cash used in investing activities                     (1,275,276)    (7,207,997)
                                                                  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                           (10,790)      (131,767)
  Purchases of treasury stock                                          (22,279)      (118,816)
  Proceeds from issuance of treasury stock                             108,606         80,453
                                                                  ------------    -----------
          Net cash provided by (used in) financing activities           75,537       (170,130)
                                                                  ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (597,667)    (6,022,643)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                4,662,570      8,806,452
                                                                  ------------    -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  4,064,903    $ 2,783,809
                                                                  ============    ===========

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

-------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                  1998                1997
                                                                              (Unaudited)         (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for:
  Interest                                                                    $ (1,129)           $  (1,419)
                                                                              =========           ==========

  Income taxes                                                                $191,531            $(280,759)
                                                                              ========            ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


1.   Interim Financial Statements

     The accompanying financial statements of Eagle Point Software Corporation (the "Company") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three-month period ended September 30, 1998.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1998.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended September 30, 1998 and the Company's report on Form 10-K for the year ended June 30, 1998.


Results of Operations

     Net revenues increased $740,000 or 25.5% to $3.6 million for the three months ended September 30, 1998 (the "1998 Period"), from $2.9 million for the three months ended September 30, 1997 (the "1997 Period"). The Company experienced growth in product sales and training and support revenues. The increase in product sales was attributable primarily to increased sales and marketing efforts and also the release of product upgrades in both the civil surveying and landscape architectural product lines. Training and support revenues were favorably affected in the 1998 Period by the release of product upgrades and an increased emphasis by the Company on customer training. $129,000 of the 1998 Period's software revenues, that were part of a continuing upgrade promotion, were deferred. Additionally, $864,000 of previously deferred software revenues were recognized during the quarter as the product upgrades, for which the revenue was initially deferred, were shipped.

     Gross profit increased $1.0 million, or 52.8% to $3.0 million for the 1998 Period from $2.0 million in the 1997 Period. Gross profit as a percentage of net revenues increased to 82.6% in the 1998 Period from 67.9% in the 1997 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 79.8% in the 1998 Period from 65.2% in the 1997 Period as a result of a shift in the sales mix of product sales. Sales of Eagle Point products, which have higher gross profit margins than resales of third party products, increased to 70.4% of product sales in the 1998 Period from 55.8% in the 1997 Period. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 90.2% in the 1998 Period from 77.3% in the 1997 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

     Selling and marketing expense increased $180,000, or 18.2% to $1.2 million in the 1998 Period from $987,000 in the 1997 Period. As a percentage of net revenues, selling and marketing expenses decreased to 32.0% in the 1998 Period from 34.0% in the 1997 Period. The increase is primarily attributable to expanded direct marketing, advertising and other promotional activities, and higher personnel costs associated with the growth in sales volume. The decrease as a percentage of net revenues is as a result of the growth in sales volume increasing at a faster pace than that of sales and marketing expenses.

     Research and development expense decreased $135,000, or 16.0% to $711,000 in the 1998 Period from $846,000 in the 1997 Period. As a percentage of net revenues, research and development costs decreased to 19.5% in the 1998 Period from 29.2% in the 1997 Period. The decrease was primarily attributable to lower personnel costs associated with research and development as well as $25,000 in capitalized development costs.

     General and administrative expense increased $134,000, or 27.1% to $630,000 in the 1998 Period from $496,000 in the 1997 Period. As a percentage of net revenues, general and administrative costs increased slightly to 17.3% in the 1998 Period from 17.1% in the 1997 Period. The increase is due primarily to higher personnel costs and an increase in the size of the general and administrative staff.

     The operating income from continuing operations increased to net income of $501,000 in the 1998 Period from an operating loss of $360,000 in the 1997 Period. As a percentage of net revenues, operating income from continuing operations increased to 13.8% in the 1998 Period as compared to an operating loss of 12.4% in the 1997 Period as a result of the factors described above.

     Interest expense decreased $2,000 to $1,000 in the 1998 Period from $3,000 in the 1997 Period. Interest income increased $50,000 to $200,000 in the 1998 Period from $150,000 in the 1997 Period. The increase in interest income was primarily attributed to higher balances of cash, cash equivalents, and investments. Other income decreased $1,350 to $650 in the 1998 Period from $2,000 in the 1997 Period.


Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital of $9.2 million and long-term debt of only $220,000. Cash plus short-term and long-term investments aggregated approximately $15.1 million at September 30, 1998. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At September 30, 1998, the Company had no borrowings outstanding under this line of credit.

     In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's stock in the open market from time to time or in privately negotiated transactions. At September 30, 1998, the Company had repurchased as treasury stock 171,200 shares at an aggregate cost to the Company of $673,000. On July 1, 1997, and July 1, 1998, the Company reissued 20,924 and 24,003 shares, respectively, out of treasury stock for the purpose of meeting it's obligations under the Eagle Point Software

Corporation stock purchase plan. The authorization to repurchase the Company's common stock expired on June 15, 1998, and has not been extended or reinstated.

     The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1999.


Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) it's own software products; (2) internal information systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through November 9, 1998, the Company does not believe that the Y2K issue will materially affect its business.

     The Company believes that its own software products will not be effected by the Y2K issue because the Company's products are graphical computer aided design software involving geometric and analytical computations and graphic representations which do not store or manipulate date-related fields.

     Beginning in the second quarter of 1998, the Company began to develop a systematic plan to evaluate its Y2K exposure with respect to its internal information systems. In accordance with this plan, the Company identified two primary internal information systems pursuant to which the Company could have exposure--its accounting and financial support system (the "Accounting System") and its sales database (the "Sales Database"). The Company believes that, based on industry reports, the Accounting System is already Y2K compliant, but has not yet received formal certification of such compliance from the Accounting System's manufacturer. The Company intends to seek such certification in the near future. If the Accounting System is already Y2K compliant, the Company will not incur any significant Y2K related costs with respect to the Accounting System. The Company has determined that the Sales Database is not currently Y2K compliant. However, the Company has received, at not cost to the Company, from the Sales Database's manufacturer the necessary software upgrade to cause the Sales Database to become Y2K compliant. While the Company expects the Sales Database upgrade to be effective, the Company has not yet tested such upgrade and there can be no assurance that it will be successful.

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

     The fourth aspect of the Company's Y2K analysis involves evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company is currently working on a formal procedure to evaluate such third parties, but has not yet commenced such process. As part of this formal procedure, the Company expects to survey its key vendors through written or telephone inquiries. The Company has begun to have existing employees conduct such inquiries and does not expect the costs of such inquiries to be material. If the Company determines, after conducting the aforementioned surveys and inquiries, that its vendors' Y2K issues' could result in material disruptions to their respective businesses, the Company may seek alternative suppliers.

     The Company expects to be Y2K compliant with respect to its own systems, and have completed its Y2K analysis with respect to third parties, no later than mid-calendar 1999.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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


                                                EAGLE POINT SOFTWARE CORPORATION
                                                --------------------------------
                                                           (Registrant)



Date: November 13, 1998        BY: /s/  Rodney L. Blum
------------------------       ------------------------------------------------
                                    Rodney L. Blum
                                    Chairman, President and Chief
                                    Executive Officer



Date: November 13, 1998         BY: /s/  Dennis J. George
------------------------        -----------------------------------------------
                                     Dennis J. George
                                     Vice President, Chief Financial
                                     Officer, Treasurer and Secretary
                                     (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                           Description                       Page No.
-----------                           -----------                       --------

     11       --  Statement re:  computation of net earnings per share     16
     27       --  Financial Data Schedule                                  17
