Form 10-Q
period 1998-12-31
EAGLE POINT SOFTWARE CORP
filed 1999-02-12
CIK 945066

 _____________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended December 31, 1998.
                                    -----------------

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

Common Stock, par value $.01 per share, outstanding as of February 10, 1999:
4,825,853 shares.

 _____________________________________________________________________________

                       Eagle Point Software Corporation

                                   Form 10-Q
                    For the quarter ended December 31, 1998
                                     Index


                         PART I. Financial Information
                         -----------------------------


                                                                         Page
                                                                         ----
Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets -
           December 31, 1998 and June 30, 1998                             3

           Consolidated Statements of Operations -
           for the three and six month periods ended December 31, 1998
           and 1997                                                        5

           Consolidated Statements of Cash Flows -
           for the six months ended December 31, 1998 and 1997             6

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

Item 3.    Quantitative and Qualitative Disclosure about Market Risk      11


                           PART II. Other Information
                           --------------------------

Item 1.    Legal Proceedings                                              12

Item 2.    Changes in Securities and Use of Proceeds                      12

Item 3.    Defaults Upon Senior Securities                                12

Item 4.    Submission of Matters to a Vote of Security Holders            12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               13

           SIGNATURES                                                     14

                        PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements


EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------


                                                                     December 31,                     June 30,
                                                                ---------------------------------------------------
                                                                        1998                           1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  3,443,708                 $  4,662,570
  Short-term investments                                                10,043,740                    8,011,236
  Accounts receivable (net of allowances of
    $290,776 and $161,545, respectively)                                 1,322,811                    1,600,282
  Interest receivable                                                      101,099                       87,643
  Deferred income taxes                                                    663,475                      663,475
  Inventories                                                              154,557                      137,071
  Prepaid expenses and other assets                                        166,342                      137,474
                                                                      ------------                 ------------
          Total current assets                                          15,895,732                   15,299,751


INVESTMENTS                                                              2,017,575                    2,002,748
PROPERTY & EQUIPMENT, NET                                                6,823,649                    7,048,077
SOFTWARE DEVELOPMENT COSTS
  (net of accumulated amortization of
  $203,458 and $82,675 respectively)                                       205,063                      300,832
NON-COMPETE AGREEMENTS (net of
 accumulated amortization of $225,969
 and $194,592 respectively)                                                124,096                      155,472
DEFERRED INCOME TAXES                                                      613,497                      613,497
                                                                      ------------                 ------------
TOTAL ASSETS                                                          $ 25,679,612                 $ 25,420,377
                                                                      ============                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                   $     43,052                 $    100,172
  Accounts payable                                                         133,205                      190,297
  Accrued expenses                                                       1,184,975                    1,095,713
  Deferred revenues                                                      2,577,444                    3,164,794
  Income taxes payable                                                     181,389                      139,602
                                                                      ------------                 ------------
          Total current liabilities                                      4,120,065                    4,690,578

LONG-TERM DEBT                                                             100,237                      220,029
DEFERRED REVENUES                                                          188,173                      184,486
                                                                      ------------                 ------------
          Total liabilities                                              4,408,475                    5,095,093
                                                                      ------------                 ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                           December 31,               June 30,
                                                                                 ----------------------         -------------------

                                                                                                   1998                        1998

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at December 31, 1998 and June 30, 1998
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
  Shares issued and outstanding at December 31, 1998 and June 30, 1998                           49,417                      49,417

Additional paid-in capital                                                                   17,535,942                  17,535,942

Retained earnings                                                                             4,235,368                   3,326,457


                                                                                             21,820,727                  20,911,816


Treasury stock, at cost; 109,238 shares at December 31, 1998
 and 150,276 shares at June 30, 1998                                                           (549,590)                   (586,532)
          Total stockholders' equity                                                         21,271,137                  20,325,284

                                                                                 ----------------------         -------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $25,679,612                 $25,420,377
                                                                                 ======================         ===================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                               Three Months Ended                        Six Months Ended
                                                  December 31,                             December 31,
                                            -------------------------               ---------------------------
                                               1998           1997                     1998             1997
Net revenues
  Product sales                             $ 2,710,927    $2,789,482               $5,381,773       $5,054,467
  Training and support                          978,847       807,829                1,949,704        1,444,655
                                            -----------    ----------               ----------       ----------
    Total net revenues                        3,689,774     3,597,311                7,331,477        6,499,122
                                            -----------    ----------               ----------       ----------

Cost of revenues
  Product sales                                 546,246       861,611                1,084,294        1,649,855
  Training and support                           98,178       140,734                  193,336          285,034
                                            -----------    ----------               ----------       ----------
    Total cost of revenues                      644,424     1,002,345                1,277,630        1,934,889
                                            -----------    ----------               ----------       ----------

Gross Profit                                  3,045,350     2,594,966                6,053,847        4,564,233
                                            -----------    ----------               ----------       ----------

Operating expenses:
  Selling and marketing                       1,141,621     1,331,105                2,308,430        2,318,407
  Research and development                      721,207       791,084                1,431,993        1,637,214
  General and administrative                    653,835       522,590                1,283,633        1,018,229
                                            -----------    ----------               ----------       ----------
    Total operating expenses                  2,516,663     2,644,779                5,024,056        4,973,850
                                            -----------    ----------               ----------       ----------

Operating income (loss) from continuing
  operations                                    528,687       (49,813)               1,029,791         (409,617)

Other income (expense):
  Interest income, net of expense               191,160       173,554                  389,917          320,800
  Other income (expense)                            277         4,629                      924            6,891
                                            -----------    ----------               ----------       ----------

Income (loss) from continuing operations
  before income taxes                           720,124       128,370                1,420,632          (81,926)

Income tax expense benefit                      232,450        22,707                  476,198          (68,652)
                                            -----------    ----------               ----------       ----------
Net income (loss)                            $  487,674    $  105,663               $  944,434       $  (13,274)
                                            ===========    ==========               ==========       ==========

Weighted average common shares outstanding    4,825,853     4,799,778                4,821,066        4,813,118
                                            ===========    ==========               ==========       ==========

Basic income (loss) per share                $     0.10    $     0.02               $     0.20       $    (0.00)
                                            ===========    ==========               ==========       ==========

Weighted average common and common
  Equivalent shares outstanding               5,016,556     4,805,275                5,005,235        4,817,003
                                            ===========    ==========               ==========       ==========

Diluted income (loss) per share              $     0.10    $     0.02               $     0.19       $     0.00
                                            ===========    ==========               ==========       ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                           ----------------------------------------------
                                                                               1998                               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $    944,434                      $    (13,274)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                               579,230                           542,546
    Amortization of software development costs                                  120,784                            36,906
    Changes in assets and liabilities:
      Accounts receivable                                                       277,471                           205,027
      Interest receivable                                                       (13,456)                         (101,583)
      Income taxes payable                                                       41,786                           318,944
      Inventories                                                               (17,486)                          177,365
      Prepaid expenses                                                          (28,868)                         (121,307)
      Accounts payable                                                          (57,092)                         (121,737)
      Deferred revenues                                                        (583,663)                        1,183,804
      Accrued expenses                                                           89,262                           167,745
      Other                                                                     (35,522)                           40,746
                                                                           ------------                      ------------
          Net cash provided by operating activities                           1,316,880                         2,315,182

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                     (323,426)                         (232,490)
  Software development costs:
    Capitalized software costs                                                  (25,014)                          (34,823)
    Purchases of software                                                                                         (25,000)
  Purchase of investments                                                   (10,075,643)                      (10,032,375)
  Proceeds from maturities of investments                                     8,028,311                         2,501,979
                                                                           ------------                      ------------
          Net cash used in investing activities                              (2,395,772)                       (7,822,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                   (176,912)                         (209,880)
  Purchases of treasury stock                                                  (242,603)                         (164,178)
  Proceeds from issuance of treasury stock                                      279,545                            80,453
                                                                           ------------                      ------------
          Net cash used in financing activities                                (139,970)                         (293,605)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (1,218,862)                       (5,801,132)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         4,662,570                         8,806,452
                                                                           ------------                      ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $  3,443,708                      $  3,005,320
                                                                           ============                      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                                        425                             6,285
    Income taxes                                                                342,808                          (390,175)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


1.   Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and subsidiary (the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of December 31, 1998 and June 30, 1998, and the results of operations and cash flows for the six-month period ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended December 31, 1998 and the Company's report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

     Net revenues increased $832,000 or 12.8% to $7.3 million for the six months ended December 31, 1998 (the "1998 Period"), from $6.5 million for the six months ended December 31, 1997 (the "1997 Period"). The Company experienced growth in both product sales and training and support revenues. The increase in product sales was attributable primarily to increased sales and marketing efforts and also the release of product upgrades in the Company's civil surveying and landscape architectural product lines. Training and support revenues were favorably affected in the 1998 Period by the release of product upgrades and an increased emphasis by the Company on support and maintenance programs. $296,000 of the 1998 Period's software revenues that were part of a continuing upgrade promotion were deferred. Additionally, $1.2 million of previously deferred software revenues were recognized during the 1998 Period as the product upgrades, for which the revenue was initially deferred, were shipped.

     Gross profit increased $1.5 million, or 32.6% to $6.1 million for the 1998 Period from $4.6 million in the 1997 Period. Gross profit as a percentage of net revenues increased to 82.6% in the 1998 Period from 70.2% in the 1997 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 79.9% in the 1998 Period from 67.4% in the 1997 Period. This increase is attributable to a shift in the sales mix of product sales. Sales of Eagle Point products, which have higher gross profit margins than resales of third party products (i.e. AutoCAD and IntelliCAD), increased to 96.7% of product sales in the 1998 Period from 72.0% in the 1997 Period. Gross profit as a percentage of corresponding net revenue relating to training and support increased to 90.1% in the 1998 Period from 80.3% in the 1997 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

     Selling and marketing expense remained at $2.3 million for both the 1998 Period and the 1997 Period. As a percentage of net revenues, selling and marketing expenses decreased to 31.5% in the 1998 Period from 35.7%. The decrease as a percentage of net revenues is as a result of the growth in sales volume while sales and marketing expenses were unchanged.

     Research and development expense decreased $205,000, or 12.5% to $1.4 million in the 1998 Period from $1.6 million in the 1997 Period. As a percentage of net revenues, research and development costs decreased to 19.5% in the 1998 Period from 25.2% in the 1997 Period. The decrease was primarily attributable to lower personnel costs associated with research and development.

     General and administrative expense increased $265,000, or 26.1% to $1.3 million in the 1998 Period from $1.0 million in the 1997 Period. As a percentage of net revenues, general and administrative costs increased to 17.5% in the 1998 Period from 15.7% in the 1997 Period. The increase is due primarily to higher personnel costs and an increase in the general and administrative staff.

     The operating income from continuing operations increased to net income of $1.0 million in the 1998 Period from a net loss of $410,000 in the 1997 Period. As a percentage of net revenues, operating income from continuing operations was 14.0% in the 1998 Period as compared to an operating loss of 6.3% in the 1997 Period as a result of the factors described above.

     Interest expense decreased $2,200 to $2,300 in the 1998 Period from $4,500 in the 1997 Period. Interest income increased $67,000 to $392,000 in the 1998 Period from $325,000 in the 1997 Period. The increase in interest was primarily attributed to higher balances of cash, cash equivalents, and investments. Other income decreased $6,000 to $900 in the 1998 Period from $6,900 in the 1997 Period.

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital of $11.80 million and long-term debt of only $100,000. Cash, short-term, and long-term investments aggregated approximately $15.5 million at December 31, 1998. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At December 31, 1998, the Company had no borrowings outstanding under this line of credit.

     The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1999.

Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through February 10, 1999, the Company does not believe that the Y2K issue will materially affect its business.

     The Company believes that its own software products will not be affected by the Y2K issue because the Company's products are graphical computer aided design software involving geometric and analytical computations and graphic representations which do not store or manipulate date-related fields.

     Beginning in the second quarter of 1998, the Company began to develop a systematic plan to evaluate its Y2K exposure with respect to its internal informational systems. In accordance with this plan, the Company identified two primary internal information systems pursuant to which the Company could have exposure -- its accounting and financial support system (the "Accounting System") and its sales database (the "Sales Database"). The Company believes that, based on industry reports, the Accounting System is already Y2K compliant, but has not yet received formal certification of such compliance from the Accounting System's manufacturer. The Company intends to seek such certification in the near future. If the Accounting System is already Y2K compliant, the Company will not incur any significant Y2K related costs with respect to the Accounting System. The Company has determined that the Sales Database is not currently Y2K compliant. However, the Company has received, at no cost to the Company, from the Sales Database's manufacturer the necessary software upgrade to cause the Sales Database to become Y2K compliant. While the Company expects the Sales Database upgrade to be effective, the Company has not yet tested such upgrade and there can be no assurance that it will be successful.

     The third type of potential Y2K exposure relates to the Company's computer hardware and other equipment related systems (such as the Company's workstations and phone system). The Company is well along the stage of identifying and evaluating such systems' Y2K exposure and has begun remediation procedures on system servers and workstations.

     The fourth aspect of the Company's Y2K analysis involves evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company has begun to obtain documentation and certification from third parties regarding their Y2K compliance. The Company has already taken the steps to upgrade several 3rd party products in enterprise-wide use. If the Company determines, after conducting the aforementioned surveys and inquiries, that its vendors' Y2K issues could result in material disruptions to their respective businesses, the Company may seek alternative suppliers.

     The Company expects to be Y2K compliant with respect to its own systems, and have completed its Y2K analysis with respect to third parties, no later than mid-calendar 1999.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 1999. The Company has experienced insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues to expand its international operations, it may begin billing in foreign currencies, which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time. To date, the Company has not entered into any interest rate, currency or other market risk hedging instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Computer Integrated Building Corporation ("CIBC"), a corporation from whom the Company purchased substantially all of the assets on July 29, 1996, has initiated arbitration proceedings against the Company relating to the earnout provision of the purchase agreement relating thereto. The plaintiff is seeking unspecified damages. The Company has denied the plaintiff's allegations and is vigorously defending the action.

Item 2. Changes in Securities and Use of Proceeds

     The Company amended and restated its By-laws on October 16, 1999 to amend the period in which a stockholder must give the Company notice if such stockholder desires to bring any business at the Company's annual meeting of stockholders. A copy of the Company's Amended and Restated By-laws are filed as
Exhibit 3(ii) to this Report on Form 10-Q.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 1, 1998. The following matters were voted upon at the Annual Meeting of Stockholders:

     1. The stockholders elected as directors to serve until the 2001 Annual Meeting of Stockholders:

            Dennis J. George (4,370,097 votes FOR; 19,714 votes WITHHELD) Thomas O. Miller (4,370,461 votes FOR; 19,350 votes WITHHELD)

     2. The stockholders ratified the appointment of Deloitte & Touche, LLP, the Company's independent public accountants for the fiscal year ending June 30, 1999.

            (4,364,106 votes FOR; 12,725 votes AGAINST; votes 12,980 WITHHELD)

Item 5. Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3(ii)  Amended and Restated By-laws
          11     Statement Regarding Computation of Net Earnings Per Share
          27     Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                       EAGLE POINT SOFTWARE CORPORATION
                                       --------------------------------
                                                 (Registrant)



Date:  February 12, 1999               BY:   /s/  Rodney L. Blum
------------------------               --------------------------------
                                       Rodney L. Blum
                                       Chairman, President and Chief
                                       Executive Officer



Date:  February 12, 1999               BY:   /s/  Dennis J. George
------------------------               --------------------------------
                                       Dennis J. George
                                       Vice President, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                       Description
-----------                       -----------

  3(ii)           Amended and Restated By-laws
  11              Statement re:  computation of net earnings per share
  27              Financial Data Schedule

                             AMENDED AND RESTATED
                                    BY-LAWS
                                      OF
                       EAGLE POINT SOFTWARE CORPORATION



                                   ARTICLE I

                             STOCKHOLDERS MEETINGS
                             ---------------------


          Section 1.1  Annual Meetings.
                       ---------------

          (a) An annual meeting of stockholders shall be held for the election of directors at such date, time and place as may be fixed by resolution of the Board of Directors from time to time. Subject to paragraph (b) of this Section 1.1, any other proper business may be transacted at an annual meeting.

          (b) Only such business shall be conducted at an annual meeting of stockholders as shall have been properly brought before the meeting. For business to be properly brought before the meeting, it must be: (i) authorized by the Board of Directors and specified in the notice, or a supplemental notice, of the meeting, (ii) otherwise brought before the meeting by or at the direction of the Board of Directors or the chairman of the meeting, or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given written notice thereof to the Secretary, delivered or mailed to and received at the principal executive offices of the Corporation not less than 75 days nor more than 100 days prior to the first anniversary of the preceding year's annual meeting of stockholders, except that if no annual meeting was held in the previous year or the date of the annual meeting is more than 30 calendar days before or more than 30 calendar days after such anniversary date, notice by the stockholder to be timely delivered must be so delivered not earlier than the close of business on the 100th calendar day prior to such annual meeting and not later than the close of business on the 75th calendar day prior to such annual meeting or the 10th calendar day following the day on which public announcement of the date of such meeting is first made. A stockholder's notice to the Secretary shall set forth as to each item of business the stockholder proposes to bring before the meeting (1) a brief description of such item and the reasons for conducting such business at the meeting, (2) the name and address, as they appear on the Corporation's records, of the stockholder proposing such business,
(3) the class and number of shares of stock of the Corporation which are beneficially owned by the stockholder (for purposes of the regulations under Sections 13 and 14 of the Securities Exchange Act of 1934, as amended), and (4) any material interest of the stockholder in such business. No business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b). The chairman of the meeting at which any business is proposed by a stockholder shall, if the facts warrant, determine and declare to the meeting that such business was not properly brought before the meeting in accordance with the provisions of this paragraph (b), and, in such event, the business not properly before the meeting shall not be transacted.

          Section 1.2. Special Meetings. Special meetings of stockholders for any purpose or purposes may be called at any time only by the Chairman of the Board, if any, the President or a majority of the Board of Directors, and by no other person. The business transacted at a special meeting of stockholders shall be limited to the purpose or purposes for which such meeting is called, except as otherwise determined by the Board of Directors or the chairman of the meeting.

          Section 1.3. Notice of Meetings. A written notice of each annual or special meeting of stockholders shall be given stating the place, date and time of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the Certificate of Incorporation or these By-laws, such notice of meeting shall be given not less than ten nor more than 60 days before the date of the meeting to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage prepaid, directed to the stockholder at such stockholder's address as it appears on the records of the Corporation.

          Section 1.4. Adjournments. Any annual or special meeting of stockholders may be adjourned from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the date, time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting in accordance with Section 1.3.

          Section 1.5. Quorum. Except as otherwise provided by law, the Certificate of Incorporation or these By-laws, the presence in person or by proxy of the holders of stock having a majority of the votes which could be cast by the holders of all outstanding stock entitled to vote at the meeting shall constitute a quorum at each meeting of stockholders. In the absence of a quorum, the stockholders so present may, by the affirmative vote of the holders of stock having a majority of the votes which could be cast by all such holders, adjourn the meeting from time to time in the manner provided in Section 1.4 of these By-laws until a quorum is present. If a quorum is present when a meeting is convened, the subsequent withdrawal of stockholders, even though less than a quorum remains, shall not affect the ability of the remaining stockholders lawfully to transact business.

          Section 1.6. Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or if there is none or in his or her absence, by the President, or in his or her absence, by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

          Section 1.7.  Voting.
                        ------

          (a) Except as otherwise provided by the Certificate of Incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by such stockholder which has voting power on the matter in question.

          (b) Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors of election unless so required by
Section 1.9 of these By-laws or so determined by the holders of stock having a majority of the votes which could be cast by the holders of all outstanding stock entitled to vote which are present in person or by proxy at such meeting. Unless otherwise provided in the Certificate of Incorporation, directors shall be elected by a plurality of the votes cast in the election of directors. Each other question shall, unless otherwise provided by law, the Certificate of Incorporation or these By-laws, be decided by the vote of the holders of stock having a majority of the votes which could be cast by the holders of all stock entitled to vote on such question which are present in person or by proxy at the meeting.

          (c) Stock of the Corporation standing in the name of another corporation and entitled to vote may be voted by such officer, agent or proxy as the by-laws or other internal regulations of such other corporation may prescribe or, in the absence of such provision, as the board of directors or comparable body of such other corporation may determine.

          (d) Stock of the Corporation standing in the name of a deceased person, a minor, an incompetent or a debtor in a case under Title 11, United States Code, and entitled to vote may be voted by an administrator, executor, guardian, conservator, debtor-in-possession or trustee, as the case may be, either in person or by proxy, without transfer of such shares into the name of the official or other person so voting.

          (e) A stockholder whose voting stock of the Corporation is pledged shall be entitled to vote such stock unless on the transfer records of the Corporation the pledgor has expressly empowered the pledgee to vote such shares, in which case only the pledgee, or such pledgee's proxy, may represent such shares and vote thereon.

          (f) If voting stock is held of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, unless the Secretary is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:
(i) if only one votes, such act binds all; (ii) if more than one vote, the act of the majority so voting binds all; and (iii) if more than one votes, but the vote is evenly split on any particular matter each faction may vote such stock proportionally, or any person voting the shares, or a beneficiary, if any, may apply to the Court of Chancery of the State of Delaware or such other court as may have jurisdiction to appoint an additional person to act with the persons so voting the stock, which shall then be voted as determined by a majority of such persons and the person appointed by the Court. If the instrument so filed shows that any such tenancy is held in unequal interests, a majority or even split for the purpose of this subsection shall be a majority or even split in interest.

          (g) Stock of the Corporation belonging to the Corporation, or to another corporation a majority of the shares entitled to vote in the election of directors of which are held by the Corporation, shall not be voted at any meeting of stockholders and shall not be counted in the total number of outstanding shares for the purpose of determining whether a quorum is present. Nothing in the Section 1.7 shall limit the right of the Corporation to vote shares of stock of the Corporation held by it in a fiduciary capacity.

          Section 1.8.  Proxies.
                        -------

          (a) Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for such stockholder by proxy filed with the Secretary before or at the time of the meeting. No such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing with the Secretary an instrument in writing revoking the proxy or another duly executed proxy bearing a later date.

          (b) A stockholder may authorize another person or persons to act for such stockholder as proxy (i) by executing a writing authorizing such person or persons to act as such, which execution may be accomplished by such stockholder or such stockholder's authorized officer, director, partner, employee or agent (or, if the stock is held in a trust or estate, by a trustee, executor or administrator thereof) signing such writing or causing his or her signature to be affixed to such writing by any reasonable means, including, but not limited to, facsimile signature, or (ii) by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission (a "Transmission") to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such Transmission; provided that any such Transmission must either set forth or be submitted with information from which it can be determined that such Transmission was authorized by such stockholder.

          (c) Any inspector or inspectors appointed pursuant to Section 1.9 of these By-Laws shall examine Transmissions to determine if they are valid. If no inspector or inspectors are so appointed, the Secretary or such other person or persons as shall be appointed from time to time by the Board of Directors shall examine Transmissions to determine if they are valid. If it is determined a Transmission is valid, the person or persons making that determination shall specify the information upon which such person or persons relied. Any copy, facsimile telecommunication or other reliable reproduction of such a writing or Transmission may be substituted or used in lieu of the original writing or Transmission for any and all purposes for which the original writing or Transmission could be used; provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or Transmission.

          Section 1.9.  Voting Procedures and Inspectors of Elections.
                        ---------------------------------------------

          (a) If the Corporation has a class of voting stock that is (i) listed on a national securities exchange, (ii) authorized for quotation on an interdealer quotation system of a registered national securities association or
(iii) held of record by more than 2,000 stockholders, the Board of Directors shall, in advance of any meeting of stockholders, appoint one or more inspectors (individually an "Inspector," and collectively the "Inspectors") to act at such meeting and make a written report thereof. The Board of Directors may designate one or more persons as alternate Inspectors to replace any Inspector who shall fail to act. If no Inspector or alternate is able to act at such meeting, the chairman of the meeting shall appoint one or more other persons to act as Inspectors. Each Inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of Inspector with strict impartiality and according to the best of his or her ability.

          (b) The Inspectors shall (i) ascertain the number of shares of stock of the Corporation outstanding and the voting power of each, (ii) determine the number of shares of stock of the Corporation present in person or by proxy at such meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the Inspectors and
(v) certify their determination of the number of such shares present in person or by proxy at such meeting and their count of all votes and ballots. The Inspectors may appoint or retain other persons or entities to assist them in the performance of their duties.

          (c) The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be announced at such meeting. No ballots, proxies or votes, nor any revocations thereof or changes thereto, shall be accepted by the Inspectors after the closing of the polls unless the Court of Chancery of the State of Delaware upon application by any stockholder shall determine otherwise.

          (d) In determining the validity and counting of proxies and ballots, the Inspectors shall be limited to an examination of the proxies, any envelopes submitted with such proxies, any information referred to in paragraphs (b) and
(c) of Section 1.8 of these By-laws, ballots and the regular books and records of the Corporation, except that the Inspectors may consider other reliable information for the limited purpose of reconciling proxies and ballots submitted by or on behalf of banks, brokers, their nominees or similar persons which represent more votes than the holder of a proxy is authorized by a stockholder of record to cast or more votes than such stockholder holds of record. If the Inspectors consider other reliable information for the limited purpose permitted herein, the Inspectors, at the time they make their certification pursuant to paragraph (b) of this Section 1.9, shall specify the precise information considered by them, including the person or persons from whom such information was obtained, when and the means by which such information was obtained and the basis for the Inspectors' belief that such information is accurate and reliable.

          Section 1.10.  Fixing Date of Determination of Stockholders of Record.
                         ------------------------------------------------------

          (a) In order that the Corporation may determine the stockholders entitled (i) to notice of or to vote at any meeting of stockholders or any adjournment thereof, (ii) to receive payment of any dividend or other distribution or allotment of any rights, (iii) to exercise any rights in respect of any change, conversion or exchange of stock or (iv) to take, receive or participate in any other action, the Board of Directors may fix a record date, which shall not be earlier than the date upon which the resolution fixing the record date is adopted by the Board of Directors and which (1) in the case of a determination of stockholders entitled to notice of or to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, be not more than 60 nor less than ten days before the date of such meeting; (2) in the case of a determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall be not more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any other action, shall be not more than 60 days before such action.

          (b) If no record date is fixed, (i) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; and (ii) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

          (c) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting, but the Board of Directors may fix a new record date for the adjourned meeting.

          Section 1.11. List of Stockholders Entitled to Vote. The Secretary shall prepare, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

                                  ARTICLE II

                              BOARD OF DIRECTORS
                              ------------------


          Section 2.1. Number. The Board of Directors shall consist of at least three but not more than twelve directors, the number thereof to be determined from time to time by resolution of the Board of Directors. The Board of Directors shall be and is divided into three classes: Class I, Class II and Class III. Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, however, that each initial director in Class I shall serve for a term ending on the date of the annual meeting next following the end of the Corporation's fiscal year ending June 30, 1995; each initial director in Class II shall serve for a term ending on the date of the annual meeting next following the end of the Corporation's fiscal year ending June 30, 1996; and each initial director in Class III shall serve for a term ending on the date of the annual meeting next following the end of the Corporation's fiscal year ending on June 30, 1997.

          Section 2.2.  Election; Resignation; Vacancies.
                        --------------------------------

          (a) At each annual meeting at which the term of office of a class of directors expires, the stockholders shall elect directors of such class each to hold office until the annual meeting at which the terms of office of such class of directors expire and the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

          (b) Only persons who are nominated in accordance with the procedures set forth in this paragraph (b) shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders by the Board of Directors or by any stockholder of the Corporation entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this paragraph
(b). Any nomination by a stockholder must be made by written notice to the Secretary delivered or mailed to and received at the principal executive offices of the Corporation (i) not less than 60 days nor more than 90 days prior to the meeting, or (ii) if less than 70 days' notice of the meeting or prior public disclosure of the date of the meeting is given or made to stockholders, not later than the close of business on the tenth day following the day on which the notice of the meeting was mailed or, if earlier, the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth (x) as to each person whom the stockholder proposes to nominate for election or re-election as a director: (1) the name, age, business address and residence address of such person, (2) the principal occupation or employment of such person, (3) the class and number of shares of stock of the Corporation which are beneficially owned by such person (for the purposes of the regulations under Sections 13 and 14 of the Securities Exchange Act of 1934, as amended), and (4) any other information relating to such person that would be required to be disclosed in solicitations of proxies for the election of such person as a director of the Corporation pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such person's written consent to being named in any proxy statement as a nominee and to serving as a director if elected; and (y) as to the stockholder giving notice (1) the name and address, as they appear on the Corporation's records, of such stockholder and (2) the class and number of shares of stock of the Corporation which are beneficially owned by such stockholder (determined as provided in clause (x)(3) above). At the request of the Board of Directors any person nominated by the Board of Directors for election as a director shall furnish to the Secretary that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. The chairman of the meeting at which a stockholder nomination is presented shall, if the facts warrant, determine and declare to the meeting that such nomination was not made in accordance with the procedures prescribed by this paragraph (b), and, in such event, the defective nomination shall be disregarded.

          (c) Any director may resign at any time by giving written notice to the Chairman of the Board, if any, the President or the Secretary. Unless otherwise stated in a notice of resignation, it shall take effect when received by the officer to whom it is directed, without any need for its acceptance.

          (d) Any newly created directorship or any vacancy occurring in the Board of Directors for any reason may be filled by a majority of the remaining directors, although less than a quorum, or by a plurality of the votes cast in the election of directors at a meeting of stockholders. Each director elected to replace a former director shall hold office until the expiration of the term of office of the director whom he or she has replaced and the election and qualification of his or her successor, or until his or her earlier death, resignation or removal. A director elected to fill a newly created directorship shall serve until the annual meeting at which the term of office of the class of directors to which he or she is assigned expires, the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

          Section 2.3. Regular Meetings. A regular annual meeting of the Board of Directors shall be held, without call or notice, immediately after and at the same place as the annual meeting of stockholders, for the purpose of organizing the Board of Directors, electing officers and transacting any other business that may properly come before such meeting. Additional regular meetings of the Board of Directors may be held without call or notice at such times as shall be fixed by resolution of the Board of Directors.

          Section 2.4. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, if any, the President, the Secretary, or by any member of the Board of Directors. Notice of a special meeting of the Board of Directors shall be given by the person or persons calling the meeting at least twenty-four hours before the special meeting. The purpose or purposes of a special meeting need not be stated in the call or notice.

          Section 2.5. Organization. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or if there is none or in his or her absence, by the President, or in his or her absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting. A majority of the directors present at a meeting, whether or not they constitute a quorum, may adjourn such meeting to any other date, time or place without notice other than announcement at the meeting.

          Section 2.6. Quorum; Vote Required for Action. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business. Unless the Certificate of Incorporation or these By-laws otherwise provide, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

          Section 2.7. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate one or more committees, each committee to consist of one or more directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members present at any meeting and not disqualified from voting, whether or not a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by law and provided in the resolution of the Board of Directors designating such committee, or an amendment to such resolution, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it.

          Section 2.8. Telephonic Meetings. Directors, or any committee of directors designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 2.8 shall constitute presence in person at such meeting.

          Section 2.9. Informal Action by Directors. Unless otherwise restricted by the Certificate of Incorporation or these By-laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing (which may be in counterparts), and the written consent or consents are filed with the minutes of proceedings of the Board of Directors or such committee.

          Section 2.10. Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to this Article II of these By-laws.

          Section 2.11. Reliance upon Records. Every director, and every member of any committee of the Board of Directors, shall, in the performance of his or her duties, be fully protected in relying in good faith upon the records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the Board of Directors, or by any other person as to matters the director or member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation, including, but not limited to, such records, information, opinions, reports or statements as to the value and amount of the assets, liabilities and/or net profits of the Corporation, or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid, or with which the Corporation's capital stock might properly be purchased or redeemed.

          Section 2.12. Interested Directors. A director who is directly or indirectly a party to a contract or transaction with the Corporation, or is a director or officer of or has a financial interest in any other corporation, partnership, association or other organization which is a party to a contract or transaction with the Corporation, may be counted in determining whether a quorum is present at any meeting of the Board of Directors or a committee thereof at which such contract or transaction is considered or authorized, and such director may participate in such meeting and vote on such authorization to the extent permitted by applicable law, including Section 144 of the General Corporation Law of the State of Delaware.

          Section 2.13. Compensation. Unless otherwise restricted by the Certificate of Incorporation, the Board of Directors shall have the authority to fix the compensation of directors. The directors shall be paid their reasonable expenses, if any, of attendance at each meeting of the Board of Directors or a committee thereof and may be paid a fixed sum for attendance at each such meeting and an annual retainer or salary for services as a director or committee member. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

          Section 2.14. Presumption of Assent. Unless otherwise provided by the laws of the State of Delaware, a director who is present at a meeting of the Board of Directors or a committee thereof at which action is taken on any matter shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of such meeting or unless he or she shall file his or her written dissent to such action with the person acting as secretary of such meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary immediately after the adjournment of such meeting. Such right to dissent shall not apply to a director who voted in favor of such action.


                                  ARTICLE III

                                    OFFICERS
                                    --------


          Section 3.1. Executive Officers; Election; Qualification; Term of Office. The Board of Directors shall elect a President and may, if it so determines, a Chairman of the Board from among its members. The Board of Directors shall also elect a Secretary and may elect one or more Vice Presidents, one or more Assistant Secretaries, a Treasurer and one or more Assistant Treasurers. Any number of offices may be held by the same person. Each officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his or her election, and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.

          Section 3.2. Resignation; Removal; Vacancies. Any officer may resign at any time by giving written notice to the Chairman of the Board, if any, the President or the Secretary. Unless otherwise stated in a notice of resignation, it shall take effect when received by the officer to whom it is directed, without any need for its acceptance. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the Corporation. A vacancy occurring in any office of the Corporation may be filled for the unexpired portion of the term thereof by the Board of Directors at any regular or special meeting.

          Section 3.3. Powers and Duties of Executive Officers. The officers of the Corporation shall have such powers and duties in the management of the Corporation as may be prescribed by the Board of Directors and, to the extent not so provided, as generally pertain to their respective offices, subject to the control of the Board of Directors. The Board of Directors may require any officer, agent or employee to give security for the faithful performance of his or her duties.

          Section 3.4. Chief Executive Officer. Unless the Board of Directors elects a Chairman of the Board who is designated as such, the President shall be the Chief Executive Officer of the Corporation and shall in general supervise and control all of the business affairs of the Corporation, subject to the direction of the Board of Directors. The President may execute, in the name and on behalf of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors or a committee thereof has authorized to be executed, except in cases where the execution shall have been expressly delegated by the Board of Directors or a committee thereof to some other officer or agent of the corporation.

          Section 3.5. Secretary. In addition to such other duties, if any, as may be assigned to the Secretary by the Board of Directors, the Chairman of the Board, if any, or the President, the Secretary shall (a) keep the minutes of proceedings of the stockholders, the Board of Directors and any committee of the Board of Directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-laws or as required by law; (c) be the custodian of the records and seal of the Corporation; (d) affix or cause to be affixed the seal of the Corporation or a facsimile thereof, and attest the seal by his or her signature, to all certificates for shares of stock of the Corporation and to all other documents the execution of which under seal is authorized by the Board of Directors; and
(e) unless such duties have been delegated by the Board of Directors to a transfer agent of the Corporation, keep or cause to be kept a register of the name and address of each stockholder, as the same shall be furnished to the Secretary by such stockholder, and have general charge of the stock transfer records of the Corporation.


                                   ARTICLE IV

                        STOCK CERTIFICATES AND TRANSFERS
                        --------------------------------


          Section 4.1. Certificate. Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman of the Board, if any, or the President or a Vice President, and by the Secretary or an Assistant Secretary, of the Corporation, certifying the number of shares owned by such stockholder in the Corporation. Any of or all the signatures on the certificate may be facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such officer, transfer agent, or registrar continued to be such at the date of issue.

          Section 4.2. Lost, Stolen or Destroyed Certificates; Issuance of New Certificates. The Corporation may issue a new certificate for stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or such stockholder's legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

          4.3 Transfers of Stock. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for stock of the Corporation duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer or, if the relevant stock certificate is claimed to have been lost, stolen or destroyed, upon compliance with the provisions of Section
4.2 of these By-laws, and upon payment of applicable taxes with respect to such transfer, and in compliance with any restrictions on transfer applicable to such stock certificate or the shares represented thereby of which the Corporation shall have notice and subject to such rules and regulations as the Board of Directors may from time to time deem advisable concerning the transfer and registration of stock certificates, the Corporation shall issue a new certificate or certificates for such stock to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Transfers of stock shall be made only on the books of the Corporation by the registered holder thereof or by such holder's attorney or successor duly authorized as evidenced by documents filed with the Secretary or transfer agent of the Corporation. Whenever any transfer of stock shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of transfer if, when the certificate or certificates representing such stock are presented to the Corporation for transfer, both the transferor and transferee request the Corporation to do so.

          Section 4.4 Stockholders of Record. The Corporation shall be entitled to treat the holder of record of any stock of the Corporation as the holder thereof and shall not be bound to recognize any equitable or other claim to or interest in such stock on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise required by the laws of the State of Delaware.


                                   ARTICLE V

                                    NOTICES
                                    -------


          Section 5.1. Manner of Notice. Except as otherwise provided by law, the Certificate of Incorporation or these By-laws, whenever notice is required to be given to any stockholder, director or member of any committee of the Board of Directors, such notice may be given by personal delivery or by depositing it, in a sealed envelope, in the United States mails, first class, postage prepaid, addressed, or by delivering it to a telegraph company, charges prepaid, for transmission, or by transmitting it via telecopier, to such stockholder, director or member, either at the address of such stockholder, director or member as it appears on the records of the Corporation or, in the case of such a director or member, at his or her business address; and such notice shall be deemed to be given at the time when it is thus personally delivered, deposited, delivered or transmitted, as the case may be. Such requirement for notice shall also be deemed satisfied, except in the case of stockholder meetings, if actual notice is received orally or by other writing by the person entitled thereto as far in advance of the event with respect to which notice is being given as the minimum notice period required by law or these By-laws.

          Section 5.2.  Dispensation with Notice.

          (a) Whenever notice is required to be given by law, the Certificate of Incorporation or these By-laws to any stockholder to whom (i) notice of two consecutive annual meetings of stockholders, and all notices of meetings of stockholders or of the taking of action by stockholders by written consent without a meeting to such stockholder during the period between such two consecutive annual meetings, or (ii) all, and at least two, payments (if sent by first class mail) of dividends or interest on securities of the Corporation during a 12-month period, have been mailed addressed to such stockholder at the address of such stockholder as shown on the records of the Corporation and have been returned undeliverable, the giving of such notice to such stockholder shall not be required. Any action or meeting which shall be taken or held without notice to such stockholder shall have the same force and effect as if such notice had been duly given. If any such stockholder shall deliver to the Corporation a written notice setting forth the then current address of such stockholder, the requirement that notice be given to such stockholder shall be reinstated.

          (b) Whenever notice is required to be given by law, the Certificate of Incorporation or these By-laws to any person with whom communication is unlawful, the giving of such notice to such person shall not be required, and there shall be no duty to apply to any governmental authority or agency for a license or permit to give such notice to such person. Any action or meeting which shall be taken or held without notice to any such person with whom communication is unlawful shall have the same force and effect as if such notice had been duly given.

          Section 5.3. Waivers of Notice. Any written waiver of notice, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular special meeting of the stockholders, directors, or members of a committee or directors need be specified in any written waiver of notice.

                                   ARTICLE VI

                                INDEMNIFICATION
                                ---------------


          Section 6.1.  Right to Indemnification.

          (a) The Corporation shall indemnify and hold harmless, to the fullest extent permitted by law as in effect on the date of adoption of these By-laws or as it may thereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (including any action by or in the right of the Corporation) (a "proceeding") by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture or other enterprise, against any and all liability and loss (including judgments, fines, penalties and amounts paid in settlement) suffered or incurred and expenses reasonably incurred by such person (including attorneys' fees and related expenses); provided that any standard of conduct applicable to whether a director or officer may be indemnified shall be equally applicable to an employee under this Article VI. The Corporation shall not be required to indemnify a person in connection with a proceeding initiated by such person, including a counterclaim or crossclaim, unless the proceeding was authorized by the Board of Directors.

          (b) For purposes of this Article VI: (i) any reference to "other enterprise" shall include all plans, programs, policies, agreements, contracts and payroll practices and related trusts for the benefit of or relating to employees of the Corporation and its related entities ("employee benefit plans"); (ii) any reference to "fines", "penalties", "liability" and "expenses" shall include any excise taxes, penalties, claims, liabilities and reasonable expenses (including reasonable legal fees and related expenses) assessed against or incurred by a person with respect to any employee benefit plan; (iii) any reference to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation or trustee or administrator of any employee benefit plan which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants, beneficiaries, fiduciaries, administrators and service providers; (iv) any reference to serving at the request of the Corporation as a director, officer, employee or agent of a partnership or trust shall include service as a partner or trustee; and (v) a person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" for purposes of this Article VI.

          Section 6.2. Prepayment of Expenses. The Corporation may pay or reimburse the reasonable expenses incurred in defending any proceeding in advance of its final disposition if the Corporation has received in advance an undertaking by the person receiving such payment or reimbursement to repay all amounts advanced if it should be ultimately determined that he or she is not entitled to be indemnified under this Article VI or otherwise. The Corporation may require security for any such undertaking.

          Section 6.3. Claims. If a claim for indemnification or payment of expenses under this Article VI is not paid in full within 30 days after a written claim therefor has been received by the Corporation, the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under applicable law.

          Section 6.4. Insurance. The Corporation may purchase and maintain insurance on its own behalf and on behalf of any person who is or was a director, officer or employee of the Corporation or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise (including service with respect to any employee benefit plan) against any liability asserted against him and incurred by him in any such capacity, whether or not the Corporation would have the power to indemnify such person against such liability under this
Article VI.

          Section 6.5. Non-Exclusivity of Rights. The rights conferred on any person by this Article VI shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, these By-laws, agreement, vote of stockholders or disinterested directors or otherwise, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the heirs, executors, administrators and personal representatives of such a person.

          Section 6.6. Other Indemnification. The Corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee, partner or agent of another corporation, partnership, joint venture or other enterprise shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture or other enterprise.

          Section 6.7. Amendment or Repeal. Any repeal or modification of the foregoing provisions of this Article VI shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

          Section 6.8. Merger or Consolidation. For purposes of this Article VI, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers and employees, so that any person who is or was a director, officer or employee of such a constituent corporation, or is or was serving at the request of such a constituent corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise (including service with respect to any employee benefit plan), shall stand in the same position under this Article VI with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

          Section 6.9. Indemnification of Agents. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any agent of the Corporation to the fullest extent of the provisions of this Article VI with respect to the indemnification and advancement of expenses of directors, officers and employees of the Corporation.


                                  ARTICLE VII

                                    GENERAL
                                    -------

          Section 7.1. Fiscal year. The fiscal year of the Corporation shall be determined by resolution of the Board of Directors.

          Section 7.2. Seal. The corporate seal shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

          Section 7.3. Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

          Section 7.4. Amendment of By-Laws by the Board of Directors. These By-Laws may be altered, amended or repealed, or new By-Laws may be adopted, by the affirmative vote of a majority of the directors present at any regular or special meeting of the Board of Directors at which a quorum is present.

          Section 7.5. Amendment of the By-Laws by the Stockholders. These By-Laws may be altered, amended or repealed, or new By-Laws may be adopted, by the affirmative vote of the holders of seventy-five (75%) of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote at any regular meeting of the stockholders or at any special meeting of the stockholders, provided notice of such alternation, amendment, repeal or adoption of new By-Laws shall have been stated in the notice of such meeting.