Form 10-Q
period 1999-03-31
EAGLE POINT SOFTWARE CORP
filed 1999-05-12
CIK 945066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the quarterly period ended March 31, 1999.
                                   --------------

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

Common Stock, par value $.01 per share, outstanding as of May 10, 1999:
4,832,627 shares.

                       EAGLE POINT SOFTWARE CORPORATION


                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999
                                     INDEX


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                                PAGE
                                                                                ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          March 31, 1999 and June 30, 1998                                        3

          Consolidated Statements of Operations -
          for the three and nine month periods, ended March 31, 1999 and 1998     5

          Consolidated Statements of Cash Flows -
          for the nine months ended March 31, 1999 and 1998                       6

          Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     8

Item 3    Quantitative and Qualitative Disclosure about Market Risk              11

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.   Legal Proceedings                                                      12

Item 2.   Changes in Securities and Use of Proceeds                              12

Item 3.   Defaults Upon Senior Securities                                        12

Item 4.   Submission of Matters to a Vote of Security Holders                    12

Item 5.   Other Information                                                      12

Item 6.   Exhibits and Reports on Form 8-K                                       13

          SIGNATURES                                                             14

                         PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         MARCH 31,                JUNE 30,
                                                                                     ------------------------------------------
                                                                                           1999                     1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $   2,895,784            $  4,662,570
  Short-term investments                                                                    11,050,396               8,011,236
  Accounts receivable (net of allowances of $253,596 and $161,545, respectively)             1,342,633               1,600,282
  Interest receivable                                                                           98,515                  87,643
  Deferred income taxes                                                                        663,475                 663,475
  Inventories                                                                                  140,973                 137,071
  Prepaid expenses and other assets                                                            201,798                 137,474
                                                                                     ------------------        ----------------
          Total current assets                                                              16,393,574              15,299,751

INVESTMENTS                                                                                  2,010,388               2,002,748
PROPERTY & EQUIPMENT, NET                                                                    6,648,993               7,048,077
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $231,928 and $82,675 respectively)                                                           222,980                 300,832
NON-COMPETE AGREEMENTS (net of accumulated amortization of $242,908
 and $194,592 respectively)                                                                    182,157                 155,472
DEFERRED INCOME TAXES                                                                          613,497                 613,497
                                                                                     ------------------        ----------------
TOTAL ASSETS                                                                             $  26,071,589            $ 25,420,377
                                                                                     ==================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $      99,233            $    100,172
  Accounts payable                                                                             274,924                 190,297
  Accrued expenses                                                                           1,216,742               1,095,713
  Deferred revenues                                                                          2,334,764               3,164,794
  Income taxes payable                                                                         222,016                 139,602
                                                                                     ------------------        ----------------
          Total current liabilities                                                          4,147,679               4,690,578

LONG-TERM DEBT                                                                                  40,313                 220,029
DEFERRED REVENUES                                                                              161,429                 184,486
                                                                                     ------------------        ----------------
          Total liabilities                                                                  4,349,421               5,095,093
                                                                                     ------------------        ----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------------

                                                                                          MARCH 31,                JUNE 30,
                                                                                     ------------------        ----------------
                                                                                            1999                     1998
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at March 31, 1999 and June 30, 1998 Common stock, $.01 par value;
  20,000,000 shares authorized, 4,941,730 shares issued and outstanding
  at March 31, 1999 and June 30, 1998                                                           49,417                  49,417
Additional paid-in capital                                                                  17,535,942              17,535,942
Retained earnings                                                                            4,686,545               3,326,457
                                                                                     ------------------        ----------------
                                                                                            22,271,904              20,911,816

Treasury stock, at cost; 109,093 shares at March 31, 1999
 and 150,276 shares at June 30, 1998                                                          (549,736)               (586,532)
                                                                                     ------------------        ----------------
          Total stockholders' equity                                                        21,722,168              20,325,284
                                                                                     ------------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      26,071,589         $    25,420,377
                                                                                     ==================        ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            MARCH 31,                                 MARCH 31,
                                                 -------------------------------         -------------------------------
                                                      1999             1998                   1999             1998
NET REVENUES
      Product sales                               $  2,557,806     $  2,948,805           $  7,939,578    $  8,003,822
      Training and support                           1,047,262          911,476              2,996,967       2,355,582
                                                 --------------   --------------         --------------   -------------
          TOTAL NET REVENUES                         3,605,068        3,860,281             10,936,545      10,359,404
                                                 --------------   --------------         --------------   -------------

COST OF REVENUES
      Product sales                                    606,551        1,017,341              1,690,845       2,667,196
      Training and support                             113,089          146,357                306,425         431,391
                                                 --------------   --------------         --------------   -------------
          TOTAL COST OF REVENUES                       719,640        1,163,698              1,997,270       3,098,587
                                                 --------------   --------------         --------------   -------------

GROSS PROFIT                                         2,885,428        2,696,583              8,939,275       7,260,817
                                                 --------------   --------------         --------------   -------------

OPERATING EXPENSES:
      Selling and marketing                          1,126,686        1,306,991              3,435,116       3,625,398
      Research and development                         650,931          529,939              2,082,924       2,167,153
      General and administrative                       620,447          556,616              1,904,079       1,574,845
                                                 --------------   --------------         --------------   -------------
          TOTAL OPERATING EXPENSES                   2,398,064        2,393,546              7,422,119       7,367,396
                                                 --------------   --------------         --------------   -------------

OPERATING INCOME (LOSS) FROM CONTINUING
      OPERATIONS                                       487,364          303,037              1,517,156        (106,579)

OTHER INCOME (EXPENSE):
      Interest income, net of expense                  180,748          175,567                570,665         496,367
      Other income (expense)                               548           (2,458)                 1,472           4,433
                                                 --------------   --------------         --------------   -------------

INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                              668,660          476,146              2,089,293         394,221
Income tax expense                                     216,827          156,482                693,025          87,830
                                                 --------------   --------------         --------------   -------------
NET INCOME                                        $    451,833     $    319,664           $  1,396,268     $   306,391
                                                 ==============   ==============         ==============   =============

Weighted average common shares outstanding           4,832,570        4,791,454              4,824,844       4,806,002
                                                 ==============   ==============         ==============   =============

Basic income per share                            $       0.09     $       0.07           $       0.29     $      0.06
                                                 ==============   ==============         ==============   =============

Weighted average common and common
      Equivalent shares outstanding                  4,973,139        4,859,759              4,993,937       4,828,782
                                                 ==============   ==============         ==============   =============

Diluted income per share                          $       0.09     $       0.07           $       0.28     $      0.06
                                                 ==============   ==============         ==============   =============

SEE NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        --------------------------------------------
                                                                             1999                         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   1,396,269                $    306,391
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              840,965                     809,344
    Amortization of software development costs                                 183,253                      55,395
    Changes in assets and liabilities:
      Accounts receivable                                                      257,649                     171,205
      Interest receivable                                                      (10,872)                    (72,358)
      Income taxes payable                                                      82,414                     382,572
      Inventories                                                               (3,903)                    377,904
      Prepaid expenses                                                         (64,320)                    (75,007)
      Accounts payable                                                          84,627                    (283,531)
      Deferred revenues                                                       (853,086)                  1,913,892
      Accrued expenses                                                         121,027                       2,436
      Other                                                                    (79,008)                     56,432
                                                                         -------------                ------------
          Net cash provided by operating activities                          1,955,015                   3,644,675
                                                                         -------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                    (425,743)                   (399,833)
  Software development costs:
    Capitalized software costs                                                (105,401)                   (126,244)
    Purchases of software                                                                                  (25,000)
  Purchase of investments                                                  (13,075,110)                (14,031,758)
  Proceeds from maturities of investments                                   10,028,311                   6,512,567
                                                                        --------------                ------------
          Net cash used in investing activities                             (3,577,943)                 (8,070,268)
                                                                        --------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (180,654)                   (245,450)
  Purchases of treasury stock                                                 (245,064)                   (164,178)
  Proceeds from issuance of treasury stock                                     281,860                      80,453
                                                                        --------------                ------------
          Net cash used in financing activities                               (143,858)                   (329,175)
                                                                        --------------                ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,766,786)                 (4,754,768)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        4,662,570                   8,806,452
                                                                        --------------                ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                          $   2,895,784                $  4,051,684
                                                                        ==============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                                     9,594                       7,639
    Income taxes                                                               519,008                    (294,742)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1999 and June 30, 1998, and the results of operations and cash flows for the nine-month period ended March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended March 31, 1999 and the Company's report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

     The Company's performance for the third quarter of fiscal year 1999 closely paralleled performance for the first nine months of fiscal year 1999. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

     Net revenues increased $577,000 or 5.6% to $10.9 million for the nine months ended March 31, 1999 (the "1999 Period"), from $10.4 million for the nine months ended March 31, 1998 (the "1998 Period"). The Company experienced a slight decrease in product sales and an increase in training and support revenues. The decrease in product sales was attributable primarily to a decrease in the revenues generated from resales of third party products. Training and support revenues were favorably affected in the 1999 Period by the release of product upgrades and an increased emphasis by the Company on support and maintenance programs. $359,000 of the 1999 Period's software revenues that were part of a continuing upgrade promotion were deferred. Additionally, $1.5 million of previously deferred software revenues were recognized during the 1999 Period as the product upgrades, for which the revenue was initially deferred, were shipped.

     Gross profit increased $1.6 million, or 23.1% to $8.9 million for the 1999 Period from $7.3 million in the 1998 Period. Gross profit as a percentage of net revenues increased to 81.7% in the 1999 Period from 70.1% in the 1998 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 78.7% in the 1999 Period from 66.7% in the 1998 Period. This increase is attributable to a shift in the sales mix of product sales. Sales of Eagle Point products, which have higher gross profit margins than resales of third party products (i.e. AutoCAD and IntelliCAD), increased to 97.2% of product sales in the 1999 Period from 72.5% in the 1998 Period as the Company no longer resells AutoCAD. Gross profit as a percentage of corresponding net revenue relating to training and support increased to 89.8% in the 1999 Period from 86.7% in the 1998 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

     Selling and marketing expense decreased $190,000 or 5.2% to $3.4 million for the 1999 Period from $3.6 million in the 1998 Period. As a percentage of net revenues, selling and marketing expenses decreased to 31.4% in the 1999 Period from 35.0% in the 1998 period. The decrease as a percentage of net revenues is as a result of the growth in sales volume while sales and marketing expenses also decreased due to lower personnel costs.

     Research and development expense decreased $84,000, or 3.9% to $2.1 million in the 1999 Period from $2.2 million in the 1998 Period. As a percentage of net revenues, research and development costs decreased to 19.0% in the 1999 Period from 20.9% in the 1998 Period. The decrease was primarily attributable to lower personnel costs associated with research and development.

     General and administrative expense increased $329,000, or 20.9% to $1.9 million in the 1999 Period from $1.6 million in the 1998 Period. As a percentage of net revenues, general and administrative costs increased to 17.4% in the 1999 Period from 15.2% in the 1998 Period. The increase is due primarily to higher personnel costs and an increase in the general and administrative staff.

     The operating income from continuing operations increased to net income of $1.5 million in the 1999 Period from a net loss of $107,000 in the 1998 Period. As a percentage of net revenues, operating income from continuing operations was 13.9% in the 1999 Period as compared to an operating loss of 1.0% in the 1998 Period as a result of the factors described above.

     Interest expense increased $3,700 to $9,200 in the 1999 Period from $5,500 in the 1998 Period. Interest income increased $72,000 to $573,000 in the 1999 Period from $501,000 in the 1998 Period. The increase in interest was primarily attributed to higher balances of cash, cash equivalents, and investments. Other income decreased $2,200 to $1,800 in the 1999 Period from $4,000 in the 1998 Period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains strong, with working capital of $12.2 million and long-term debt of only $40,000. Cash, short-term, and long-term investments aggregated approximately $16.0 million at March 31, 1999. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At March 31, 1999, the Company had no borrowings outstanding under this line of credit.

     The Company believes that existing cash balances, together with funds generated from operations and borrowings available under its line of credit, will be sufficient to fund its operations through fiscal 1999.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through May 10, 1999, the Company does not believe that the Y2K issue will materially affect its business or involve material costs to the Company.

     The Company believes that its own software products will not be affected by the Y2K issue because the Company's products are graphical computer aided design software involving geometric and analytical computations and graphic representations which do not store or manipulate date-related fields.

     Beginning in the second quarter of 1998, the Company began to develop a systematic plan to evaluate its Y2K exposure with respect to its internal informational systems. In accordance with this plan, the Company identified two primary internal information systems pursuant to which the Company could have exposure -- its accounting and financial support system (the "Accounting System") and its sales database (the "Sales Database"). The Company has determined that the Sales Database and the Accounting System are not currently Y2K compliant. However, the Company has received, at no cost to the Company, from the Sales Database's manufacturer and from the Accounting System's manufacturer the necessary software upgrades to cause the Sales Database and the Accounting System to become Y2K compliant. While the Company expects the Sales Database and the Accounting System upgrades to be effective, the Company has not yet tested such upgrades and there can be no assurance that they will be successful. Both upgrades are scheduled to be completed by the end of August 1999.

     The third type of potential Y2K exposure relates to the Company's computer hardware and other equipment related systems (such as the Company's workstations, servers and phone system). The Company has identified and evaluated such systems' Y2K exposure and has begun remediation procedures on system servers and workstations. The remediation tasks are scheduled to be completed by the end of June 1999.

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

     The Company expects to be Y2K compliant with respect to its own systems, and have completed its Y2K analysis with respect to third parties, no later than August 1999.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Computer Integrated Building Corporation ("CIBC"), a corporation from whom the Company purchased substantially all of the assets on July 29, 1996, had initiated arbitration proceedings against the Company relating to the earnout provision of the purchase agreement relating thereto. The matter has since been resolved and all costs relating to the issue were not material to the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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


                                          EAGLE POINT SOFTWARE CORPORATION
                                          --------------------------------
                                                     (Registrant)



Date: May 12, 1999                           BY: /s/  Rodney L. Blum
------------------                           ---------------------------------
                                             Rodney L. Blum
                                                   Chairman, President and Chief
                                                   Executive Officer



Date: May 12, 1999                           BY: /s/  Dennis J. George
------------------                           -----------------------------------
                                             Dennis J. George
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                     Description
----------                      -----------

   11           Statement re:  computation of net earnings per share
   27           Financial Data Schedule