Form 10-K
period 1999-06-30
EAGLE POINT SOFTWARE CORP
filed 1999-09-17
CIK 945066

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO__
   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 1999 was $12,793,928. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 13, 1999:
4,846,476.

Documents Incorporated by Reference:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on December 1, 1999 (the "Proxy Statement").

________________________________________________________________________________

                                    PART I

Item 1.   Business

          Eagle Point Software Corporation (the "Company" or "Eagle Point") is a developer and marketer of application software for use by professionals in the architecture, engineering, and construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, home builders, structural engineers, landscape architects and hydrologists to automate various design, analysis, drafting and engineering functions. The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems. Most of the Company's products have been designed for use in conjunction with either AutoCAD, MicroStation, or IntelliCAD general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk"), Bentley Systems, Inc. ("Bentley Systems") and Visio Corporation ("Visio"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation and IntelliCAD. See "Risk Factors - Dependence on Autodesk, Visio and Bentley Systems."

          The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May, 1995. In June, 1995 the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January, 1995 the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANDCADD"), a Colorado-based developer of software applications for landscape architecture and irrigation design (the "LANDCADD Acquisition"). In March, 1995 the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided pre-design software applications for planning and managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysis (the "FMS Acquisition"). In November, 1995 the Company merged with ECOM Associates, Inc.("ECOM"), a Wisconsin-based developer of software applications for structural engineers (the "ECOM Merger"). In July, 1996 the Company acquired substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for home building professionals (the "CIBC Acquisition"). Unless otherwise indicated, all references herein to the "Company" refer to Eagle Point Software Corporation and its predecessors.

The AEC Software Market

          The Company's software products are principally designed for use by professionals in the AEC industries. These professionals use AEC-related software in a variety of applications, including: automated mapping; facilities management; plant and power design, pre-design planning; asset management; civil engineering/surveying; architecture and building design; hydrology/hydraulics; landscape; structural engineering; and construction.

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

Market for the Company's Products; Customers

          The Company has traditionally targeted the segment of the AEC market consisting of medium-sized consulting, engineering, architectural and construction firms of 10 to 50 employees, as well as governmental agencies in cities and counties with fewer than 100,000 people. The typical selling cycle to this segment of the market is approximately 90 to 180 days.

          The Company, to a lesser extent, has also focused resources on serving the segments of the AEC market consisting of large organizations, such as FORTUNE 1000 companies, large engineering and consulting firms and larger city/state/federal government agencies. The selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company intends to focus more resources and personnel to market products to this market segment.

          Small organizations in the AEC market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees, home builders, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Historically, because a large portion of the Company's products required the use of AutoCAD, MicroStation or IntelliCAD, the Company did not devote significant marketing efforts on serving this category of users. However, the Company has to a lessor extent, devoted resources toward penetrating this market segment as many of the Company's products are now available for use in a stand-alone environment.

          International. The Company distributes its products internationally primarily through a network of over 70 resellers located in more than 50 countries. Currently, most of the Company's products distributed internationally are in English The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages and the incorporation of local engineering regulations and requirements. The Company has translations of various products into Japanese, Korean, Spanish and German. Additionally, other translations of various products are currently under way and the Company anticipates that an increasing number of its products may be translated into foreign languages, contingent upon economic feasibility, in the future to enhance their appeal to international customers. At this time the Company does not have any international offices. The Company's international revenues (excluding Canada) were $474,000 in fiscal 1999 or approximately 3.3% of the Company's revenues. The Company's international revenues were adversely impacted by the poor economic conditions of those regions of the world where the Company's product are most widely distributed, namely the Asia-Pacific and Latin American regions.

          The Company believes that the increased use of general purpose drafting software worldwide creates opportunities for the Company to increase the portion of its revenues derived from international markets. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.See

"Risk Factors -- Foreign Operations."


Products

          The Company's products are used for a number of diverse applications including: Civil Engineering/Surveying; Building Design and Construction; Hydrology/Hydraulics; Landscape Architecture; and Structural Engineering. Many of the Company's products are integrated for use with one another and operate on multiple CAD environments, including stand-alone. This integration enables users to easily add new modules to their existing Eagle Point system. In addition, several of the Company's products include a similar graphical user interface, which makes it easier for users to learn to use additional Eagle Point products. Suggested list prices for the Company's products range from approximately $95 to $4,995 per module, although many of the Company's products are sold directly by the Company at prices less than their suggested list prices.

          Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. In July, 1999 Visio announced that by the end of 1999 they were no longer going to offer a commercial version of IntelliCAD through Visio, but rather create a non-profit open source consortium and offer the IntelliCAD product and source code free to end-users through the consortium. The Company may provide its own commercial version of IntelliCAD via the consortium, however there are no assurances that the Company will actually provide a commercial version or if it does offer a commercial version, that it will be accepted by the market. See "Risk Factors -- Dependence on Autodesk, Visio, and Bentley Systems; --Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

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

          Building Design and Construction. The Building Design and Construction product series can be used by architects and home builders to design homes and buildings. Walls, windows, doors, floors and roofs, along with internal utilities and fixtures, can be modeled to allow the user to develop several design variations. Through the use of real time simulation features, the building owner can then "walk through" the building to help in selecting the favored design. Once selected, the designer can then complete final construction documents and automatically estimate the building materials necessary in order to prepare for the bidding and construction phase of the project. A portion of the Building Design and Construction product line was acquired by the Company in 1996 in connection with the CIBC Acquisition.

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


          Landscape Architecture. The Landscape Architecture product series is used by landscape architects, landscape contractors, nurseries, and government planners to develop plans for plantings, park layouts, green zones and irrigation systems, as well as analysis for site visibility, solar potential, slope stability and other factors to determine development suitability and environmental constraints. These modules provide the user with a database of over 2,000 plants from every climactic zone around the world complete with statistics which allow for complete growth simulation. Once the landscape plan is modeled, the planner or owner can then "walk around" the newly and/or post-growth plantings to view the overall aesthetics of the site. The Landscape Architecture product line was acquired by the Company in 1995 in connection with the LANDCADD Acquisition.

          Structural Engineering. The Structural Engineering products series can be used by structural engineers, architects and other building professionals. Modules are designed to work independently or in concert with one another and are classified under standard structural design disciplines. Both structural analysis and design calculations may be performed for a variety of materials including structural steel, reinforced concrete, aluminum, and a variety of timber based products. A comprehensive 3-D finite element analysis module is also integrated within the system, along with a series of foundation design programs. The user inputs the geometry, material and connectivity data into the system for it to perform the structural analysis and design calculations. The Structural Engineering product line was acquired by the Company in 1995 in conjunction with the ECOM Merger.

Sales and Marketing

          The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, Internet based marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force which consisted of 58 professionals at June 30, 1999.


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

          Initial sales leads are primarily developed through direct mail marketing, Internet based marketing and trade publication advertising, public relations and promotional campaigns undertaken by the Company, as well as through participation by the Company in various trade shows and sales and training seminars. The Company has also been successful in placing its products in various colleges, universities and secondary schools at reduced cost as a means of increasing familiarity with its products among young professionals in the AEC market. The Company, while maintaining a general database with over 280,000 names, also maintains a registered user data base which facilitates the Company's ability to communicate periodically with current customers and to pursue repeat sales and cross-selling opportunities.

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

          Approximately 28% of the Company's revenues for fiscal 1999 were attributable to customer training, support, and maintenance services.

Product Development

          The Company offers a broad range of products which are designed to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. A majority of the modules offered were added to the Company's product line as a result of acquisitions by the Company of products, businesses or technologies. Most of the Company's products acquired through acquisitions were integrated into the Company's product line and further enhanced by the Company's development staff.

          The Company releases enhanced versions of its software modules on an on-going basis, and also typically introduces new product offerings each year. The Company's software modules share the same technological foundation, all being written in the computer programming language C or C++. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. Each product development project begins with a review of the existing customer requests, which are derived from a database generated by the Company's various customer support programs, interviews with certain key customers and competitive analyses. Product specifications for the development project are then generated, a development team is assembled, and a detailed development and release schedule is produced.

Competition

          Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc. ("Softdesk"), an application solutions provider and a principal competitor to the Company. In light of Autodesk's cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The Company's inability to resell AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an equity investment of an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In June of 1998 Visio purchased the architectural software technology from Ketiv Technologies, Inc., an application solutions provider and competitor to the Company.

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

          As previously stated, two of the sources of competition for the Company are Autodesk, the developer of AutoCAD, and Bentley Systems, the developer of MicroStation. Approximately 41.8% of the Company's net revenues for fiscal 1999 were related to the sale of the Company's software products designed for use with AutoCAD. In addition, 5.6% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation.

          The Company believes that the principal basis for competition in the AEC market are product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, the ability to integrate the product with other applications, user support, documentation and training, distribution networks, size of installed client base and corporate reputation. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition. See "Risk Factors -- Competition."

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

          Certain technology used in the Company's products is licensed from third parties. Royalties are calculated and paid on either a monthly or quarterly basis on a per copy fee or percentage of revenues basis. Sales of the various modules of the Company's product offering which depend on licensed technology accounted for approximately 15% of the Company's net revenues for fiscal year 1999.

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

Employees

          As of June 30, 1999, the Company had 184 employees, including 98 in sales and marketing, 52 in product development and 34 in general and administrative functions.

Risk Factors

          The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

          Dependence on Autodesk, Visio and Bentley Systems. In fiscal 1999, approximately 41.8% of the Company's net revenues were related to the sale of Eagle Point software products designed for use with AutoCAD. In addition, approximately 9.4% of the Company's net revenues were related to IntelliCAD, including 7.9% from the sale of Eagle Point software products designed for use with IntelliCAD and 1.5% derived from the resale by the Company of IntelliCAD. In addition, 5.6% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. The Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation, and IntelliCAD. The timing of major AutoCAD, MicroStation, or IntelliCAD releases may affect the timing of purchases of the Company's products. The Company's product development efforts, insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, Visio, the developer of IntelliCAD, or Bentley Systems, the developer of MicroStation, have thus far been facilitated by cooperation from Autodesk's, Visio's and Bentley Systems' development personnel. However, there exists no material contractual or other formal relationship obligating Autodesk, Bentley Systems, or Visio to provide such cooperation.

          Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. The Company's inability to resell AutoCAD did have an adverse effect on revenues and gross profit for fiscal year 1999. In July, 1999 Visio announced that by the end of 1999 they were no longer going to offer a commercial version of IntelliCAD through Visio, but rather create a non-profit open source consortium and offer the IntelliCAD product and source code free to end-users through the consortium. The Company may provide its own commercial version of IntelliCAD via the consortium, however there are no assurances that the Company will actually provide a commercial version or if it does offer a commercial version, that it will be accepted by the market. The change in commercial availability of IntelliCAD could have an adverse effect on revenues, gross profit and the Company's ability to sell its own products. Any further adverse change in the business results of, or the Company's relationship with, Autodesk, Visio or Bentley Systems could have a material adverse effect on the Company's business, operating results or financial condition.

          Competition. Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc., an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an equity investment in an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In June of 1998, Visio purchased the architectural software technology from Ketiv Technologies, Inc., an application solution provider and competitor to the Company.

          The Company faces competition from companies offering stand-alone CAD systems as well as from companies offering AutoCAD-based, MicroStation-based, or IntelliCAD-based software applications including Autodesk, Bentley Systems, and Visio. Many of the Company's competitors have and potential competitors may have significantly greater financial, technological and marketing resources than the Company. Barriers to entry in the AEC software industry are relatively low and the risk of new competitors entering the market is high. In addition, the AEC software industry is experiencing consolidation which has resulted in existing competitors increasing their market position or breadth of product offerings through acquisitions. Competitive pressures could force the Company to reduce its prices, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competitive pressures will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business --Competition."

          Losses from Operations. Though the Company was profitable for the past seven fiscal quarters, the Company incurred operating losses for six consecutive fiscal quarters prior to October 1, 1997 due to adverse market conditions. There can be no assurances that the Company will be profitable in the future.

          Acquisitions. In the past, the Company has pursued acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company's management has had limited experience in making acquisitions. The Company may make additional acquisitions in the future. Integrating acquired products and businesses requires a significant amount of management time and skill and may place significant demands on the Company's operations and financial resources. There can be no assurance that the Company will be successful in finding potential acquisition candidates. Any failure to effectively integrate future acquisitions could have a material adverse effect on the Company's business, operating results or financial condition. Acquisitions may also give rise to the assumption of contingent liabilities by the Company .

          Variability of Quarterly Operating Results and Seasonality. The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company, the Company's competitors, Autodesk, Bentley Systems, or Visio (See "--Dependence on Autodesk, Visio, and Bentley Systems"), customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. In addition, the Company's operating results may be adversely impacted by the market's acceptance of new, or changes in existing hardware, software or Internet technology, including without limitation, Windows95/NT/98, the Internet, CD ROM Technology, etc. The Company is also becoming aware of certain conditions in the market place which could have a potential adverse affect. Certain other companies in the market place have indicated that their results of operations have been adversely impacted by declining demand from their customers who have focused their automation spending on Internet initiatives and Y2K preparation. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received late in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. In addition, operating results historically have been seasonally lower during the first and fourth quarters than during the other quarters of the fiscal year.

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

          Limited Protection of Intellectual Property; Risk of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company does not have any patents on its technology and relies upon copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to establish and protect its proprietary technology. The Company enters into confidentiality and/or license agreements with its resellers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. The Company's products are, however, generally distributed under "shrink-wrap" licenses that are not signed by the customer and therefore may be unenforceable in certain jurisdictions. In addition, effective copyright and trade secret protection may not be available to the Company, particularly in foreign countries where the laws generally provide either no protection or less protection than the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation. The Company has a policy of requiring all of its employees to sign an agreement which prohibits disclosure of confidential information and a covenant not to compete with the Company or be employed by competitors of the Company. There can be no assurance, however, that such restrictive provisions contained in such agreements would be enforceable by the Company. In addition, as the number of software applications in the industry increase and functionality of these applications further overlap, the Company believes that software developers may become increasingly subject to infringement claims. The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. Any such claims so asserted, with or without merit, may be time consuming and expensive to defend. See "Business --Proprietary Rights".

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

          Foreign Operations. Approximately 3.3% of the Company's revenues in fiscal 1999 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, in translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None

                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of common stock at September 13, 1999 was 206, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,000 beneficial holders of common stock.

          The Company has never paid cash dividends on the Common Stock.
The Company has a restrictive debt covenant which precludes any payment of cash dividend on the Common Stock. In the event the Company would retire the outstanding debt obligation, the Company intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

          On September 13, 1999 the closing sales price of the Company's Common Stock was $5.625. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.


QUARTER ENDED                                               HIGH       LOW
-------------                                               ----------------
September 30, 1997        ................................  $ 4.56     $ 3.13
December 31, 1997         ................................  $ 4.59     $ 3.00
March 31, 1998            ................................  $ 5.75     $ 4.00
June 30, 1998             ................................  $ 8.88     $ 4.25

September 30, 1998        ................................  $10.47     $ 6.50
December 31, 1998         ................................  $10.13     $ 7.00
March 31, 1999            ................................  $ 9.50     $ 6.63
June 30, 1999             ................................  $ 7.38     $ 5.75

Item 6.   Selected Financial Data

          The statement of operations data presented below for each of the fiscal years ended June 30, 1999, 1998, and 1997 and the balance sheet data at June 30, 1999, and 1998 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-K. The statement of operations data presented below for each of the fiscal years ended June 30, 1996 and 1995 and the balance sheet data at June 30, 1997, 1996 and 1995 have also been audited by Deloitte & Touche but are not included in this Report on Form 10-K.The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                    Fiscal Year Ended June 30,
                                                                    --------------------------
                                                      1999         1998        1997        1996(1)       1995(2)
                                                     -------      -------     -------      -------      --------
                                                                 (In thousands, except per share data)
Statement of Income Data(3)(4):
Net revenues:
  Product sales                                      $10,460      $10,439     $12,213      $14,580      $ 13,344
  Training and support                                 4,099        3,382       3,592        4,582         2,487
                                                     -------      -------     -------      -------      --------
     Total net revenues                               14,559       13,821      15,805       19,162        15,831
                                                     -------      -------     -------      -------      --------
Cost of revenues
  Cost of Product Sales, Training, & Support           2,697        3,792       4,782        5,073         4,834
  Charge for revaluation of capitalized software           -            -         294(5)         -             -
                                                     -------      -------     -------      -------      --------
     Total cost of revenues                            2,697        3,792       5,076        5,073         4,834
                                                     -------      -------     -------      -------      --------
Gross profit                                          11,862       10,029      10,729       14,089        10,997
                                                     -------      -------     -------      -------      --------
Operating expenses:
  Selling and marketing                                4,735        4,902       5,594        6,421         4,324
  Research and product development                     2,761        2,769       3,817        3,511         2,129
  General and administrative                           2,525        2,174       2,476        1,680         1,493
  Non-recurring charges                                    -            -         866(6)        43         1,039(4)
                                                     -------      -------     -------      -------      --------
     Total operating expenses                         10,021        9,845      12,753       11,655         8,985
                                                     -------      -------     -------      -------      --------
Operating income (loss)
                                                       1,841          184      (2,024)       2,434         2,012
                                                     -------      -------     -------      -------      --------

Interest income (expense), net                           765          679         601          711          (166)
Other income (expense), net                                7           36         126           31            30
                                                     -------      -------     -------      -------      --------
Income (loss)
  before income taxes                                  2,613          899      (1,297)       3,176         1,876
Income tax expense (benefit)                             844          246        (633)       1,100           559
                                                     -------      -------     -------      -------      --------

Net income (loss)                                      1,769          653     $  (664)     $ 2,076      $  1,317
                                                     =======      =======     =======      =======      ========
Per Share:
  Basic Net income (loss)                               $.37      $   .14     $  (.13)        $.42      $    .34(4)

Weighted average number of basic common
 shares outstanding (7)                                4,827        4,802       4,930        4,957         3,873

Balance Sheet Data(3)(at period end):
Working capital                                      $15,029      $10,609     $11,429      $12,215      $ 15,282
Total assets                                          26,143       25,421      22,967       24,596        23,579
Total debt                                               135          320         578          901           857
Stockholders' equity (7)                              22,182       20,325      19,756       20,929        18,985

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

(4) In connection with the LANDCADD and FMS acquisitions, the portion of the aggregate purchase prices related to research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition was recorded as a charge for purchased research and development. Exclusive of this charge for purchased research and development, operating income from continuing operations, income from continuing operations and income from continuing operations per share would have been $3,051,000, $1,992,000 and $.51, respectively, for the fiscal year ended June 30, 1995.

(5) During fiscal year 1997, the Company incurred a charge of $294,000 related to the charge for revaluation of certain capitalized software products to more accurately reflect anticipated future revenues for those products.

(6) In connection with the CIBC Acquisition the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development. See Note 2 of the Notes to Financial Statements. During fiscal year 1997 the Company incurred a charge of $235,000 reflecting claims, settlements, and contingencies relating issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. The Company made a decision to consolidate operations from certain of it's remote offices to the home office. During fiscal year 1997, the Company incurred charges of $156,000 relating office closings and restructuring due to those closings.

(7) The Board of Directors for the Company authorized in May 1997, subject to certain business and market conditions, the repurchase of up to $500,000 shares of the Company's Common Stock in the open market from time to time or in privately negotiated transactions. The Company had repurchased as treasury stock 123,000 shares at an aggregate cost to the Company of $508,875 at June 30, 1997 and 171,200 shares at an aggregate cost to the Company of $673,000 at June 30, 1998. The authorization to repurchase the Company's common stock expired on June 15, 1998 and has not been extended or reinstated.

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

          In 1997 Autodesk, the company whose CAD platform the majority of the Company's business is based upon bought Softdesk, a major competitor of Eagle Point. Additionally, in 1996 Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased an equity interest in GeoPak, also a competitor of Eagle Point. As a result of these situations, Eagle Point began to compete with companies with whom it previously did not compete. As further evidence of the increased competitive pressures, during fiscal year 1998, Autodesk notified Eagle Point that Eagle Point would no longer be allowed to resell AutoCAD. AutoCAD resales accounted for approximately 15%, or $2.0 million, of the Company's revenues and 3%, or $326,000, of the Company's gross profit for fiscal 1998. There were no AutoCAD resales in fiscal year 1999. The inability to resell AutoCAD has had an adverse effect on the Company's revenues and gross profit. See "Risk Factors -- Competition."

          The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company; the Company's competitors or Autodesk, customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. Economic and other factors affecting the building, construction, architecture, mapping and engineering industries could also affect demand for the Company's products in one or more particular quarters. A significant portion of the Company's net revenues in a quarter are derived from orders received in the latter part of that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. See "Risk Factors -- Variability of Quarterly Operating Results and Seasonality."

Forward Looking Information.

          This Annual Report on Form 10-K contains forward looking statements, including, without limitation, the acceptance by the marketplace of the Company's products, the Company's attempts to reduce its reliance on AutoCAD, the ability of the Company to sell more products internationally, the competitive advantages of the Company's telesales professionals, the effect of the Company's training and support programs on its customer relationships, the ability of the Company to keep pace with technological developments, and the ability of the Company to adequately address the Year 2000 issue. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. The Company may not be correct in its predictions with respect to the issues addressed in such forward looking statements.

Fiscal 1999 Compared to Fiscal 1998.

          Net revenues increased $0.8 million, or 5.3% to $14.6 million for the fiscal year ended June 30, 1999 ("the 1999 Period"), from $13.8 million for the fiscal year ended June 30, 1998 (the "1998 Period"). The Company experienced an increase in product sales and in training and support revenues. While product sales increased slightly overall, the portion of product sales attributable to Eagle Point products (as opposed to the resale of third party products) increased $2.1 million or 25.9% to $10.2 million in the 1999 period from $8.1 million in the 1998 Period primarily as the result of the release of new products and product upgrades. This increase in Eagle Point product sales offset the decrease in the resales of third party products from $2.4 million in the 1998 Period to $0.2 million in the 1999 Period. The decrease of the resales of third party products was due to the Company no longer being authorized to resale AutoCAD as of the end of the third quarter in the 1998 Period. $223,000 of the third party resales during the 1999 Period were represented by resales of IntelliCAD. In July, 1999 Visio Corporation announced that by the end of calendar year 1999 they were no longer going to offer a commercial version of IntelliCAD, but rather create a non-profit open source consortium and will offer the IntelliCAD product and source code free to end-users. As a result, the Company does not expect to generate significant revenues from the resale of IntelliCAD in the future. Training and support revenues were favorably affected in the 1999 Period by the release of the new products and product upgrades as well as an increased emphasis by the Company on support and maintenance programs. $387,000 of the 1999 Period's software revenues that were part of a continuing upgrade promotion were deferred. Additionally, $1.6 million of previously deferred software revenues were recognized during the 1999 Period as the product upgrades, for which the revenue was initially deferred, were shipped.

          Despite the increase in revenues, the Company is becoming aware of certain conditions in the market place which could have a potential adverse affect on the Company's business in the future. Certain other companies in the market place have indicated that their results of operations have been adversely impacted by declining demand from their customers who have focused their automation spending on Internet initiatives and Y2K preparedness.

          Gross profit increased $1.9 million or 18.3% to $11.9 million in the 1999 Period from $10.0 million in the 1998 Period. Gross profit as a percentage of net revenues increased to 81.5% in the 1999 Period from 72.6% in the 1998 Period. Gross profit as a percentage of net revenues relating to product sales increased to 78.5% in the 1999 Period from 69.1% in the 1998 Period. This increase is attributable to a shift in the mix of product sales. Sales of Eagle Point products, which have higher gross profit margins than resales of third party products (i.e. AutoCAD and IntelliCAD), increased to 97.7% of product sales in the 1999 Period from 77.1% in the 1998 Period as the Company no longer resells AutoCAD. Gross profit as a percentage of corresponding net revenue relating to training and support increased to 89.1% in the 1999 Period from 83.1% in the 1998 Period, primarily due to an improvement in the sales mix toward support and maintenance revenues, which carry higher profit margins than training revenues.

          Selling and marketing expense decreased $0.2 million or 3.4% to $4.7 million in the 1999 Period from $4.9 million in the 1998 Period. As a percentage of net revenues, selling and marketing expenses decreased to 32.5% in the 1999 Period, from 35.5% in the 1998 Period. The decrease as a percentage of net revenues is as a result of the growth in sales volume while sales and marketing expenses decreased due to lower personnel costs.

          Research and development expense remained steady at $2.8 million for both the 1999 Period and the 1998 Period. As a percentage of net revenues, research and development expenses decreased slightly to 19.0% in the 1999 Period from 20.0% in the 1998 Period.

          General and administrative expense increased $0.3 or 16.1% to $2.5 million in the 1999 Period from $2.2 million in the 1998 period. As a percentage of net revenues general and administrative expenses increased to 17.3% for the 1999 Period, from 15.7% in the 1998 Period. The increase is due primarily to higher personnel costs and an increase in the general and administrative staff.

          Operating income from continuing operations increased to $1.8 million in the 1999 Period, from $184,000 in the 1998 Period. As a percentage of net revenues, operating income from continuing operations was 12.6% in the 1999 Period, as compared to 1.3% in the 1998 Period. The increase in operating income was due to the factors stated above.

          Interest expense increased $6,000 to $12,500 in the 1999 Period from $6,500 in the 1998 Period. Interest income increased $91,000 to $777,000 in the 1999 Period from $686,000 in the 1998 Period. The increase in interest was primarily attributed to higher balances of cash, cash equivalents, and investments.

          The Company's effective tax rate for the 1999 Period increased to 32.3% from 27.4% for the 1998 Period. The primary reason for this is due to lower research and development tax credits as a percentage of overall tax expense due to higher income levels in the 1999 period compared to the 1998 period.

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

Liquidity and Capital Resources

          The Company's financial position remains strong, with working capital of $15.0 million and long-term debt of only $64,000. Cash, short-term and long-term investments aggregated approximately $16.5 million at June 30, 1999. The Company also has available a $2.0 million unsecured line of credit from it's principal commercial bank. At June 30, 1999, the Company had no borrowings outstanding under this line of credit.

          To date, the Company has not entered into any interest rate, currency or other market risk hedging instruments

Inflation and Foreign Currency Exchange

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 2000. The Company has experienced insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues to expand its international operations it may begin billing in foreign currencies which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time.

Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through September 13, 1999, the Company does not believe that the Y2K issue will materially affect its business or involve material costs to the Company.

     The Company's most current version of its software products have been tested and confirmed to be Y2K compliant. Previous product versions, as well as products that the Company no longer actively sells, have not been tested for Y2K compliance. Accordingly, no assurance can be given as to such prior products' Y2K compliance status. In addition, since many of the Company's products run in conjunction with 3rd party products such as AutoCAD, Microstation and IntelliCAD, their Y2K compatibility can be dependent on the Year 2000 compatibility of those 3rd party products. According to public statement made by the manufacturers of AutoCAD, Microstation and IntelliCAD, recent versions of these products are Y2K compliant. However, these companies gave no assurances as to the Y2K compliance of significantly older versions of their respective products.

     In 1998, the Company developed a systematic plan to evaluate its Y2K exposure with respect to its internal informational systems. In accordance with this plan, the Company identified systems pursuant to which the Company could have exposure and performed remediation procedures to correct these systems. All remediation activities have been completed and preliminary testing of the internal information systems in a simulated Y2K environment has been completed.

     The third type of potential Y2K exposure relates to the Company's computer hardware and other equipment related systems (such as the Company's workstations, servers and phone system). The Company has identified and evaluated such systems' Y2K exposure and remediation procedures have been completed.

     The fourth aspect of the Company's Y2K analysis involves evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company has obtained documentation and certification from most vendors regarding their Y2K compliance. Based upon the vendors who have responded, which includes substantially all material vendors, it appears that there is no material Y2K exposure to the Company. However, if the Company determines, after receiving additional responses to the aforementioned inquiries, that its vendors' Y2K issues could result in material disruptions to their respective businesses, the Company may seek alternative suppliers.

Based upon the evaluation, remediation and testing activities described above, we believe the Company's most recent product versions, internal systems, computer hardware and other equipment systems will be Y2K compliant. However, as identified above, our testing can only simulate the Year 2000. Accordingly, the Company can not guarantee that it will be free from Y2K problems.


Item 8.   Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


Directors of the Registrant
---------------------------

     The information contained under the headings "Nominees for Directors," "Members of Board of Directors Continuing in Office" and "Compliance With
Section 16 of the Exchange Act" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1999) is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------

     Information with respect to executive officers of the Company.

          Name                Age                    Position
          ----                ---                    --------
Rodney L. Blum                44        Chairman of the Board, President and
                                         Chief Executive Officer
Dennis J. George              36        Vice President, Chief Financial Officer,
                                         Treasurer and Secretary; Director
John F. Biver                 44        Vice President - Civil Division; Director
Edward T. Graham              36        Vice President - Building Design and Services
                                         Division
Brent A. Straka               31        Vice President - Marketing and Business
                                         Development Division
Randy K. Ambrosy              30        Vice President -International and Landscaping
                                         Divisions
William P. Le May             45        Chief Technology Officer

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


Item 11.  Executive Compensation

Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1999) is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1999) is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation", "Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 1999) is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements
        --------------------

        The following financial statements are filed as part of this report:

          . Report of Independent Auditors on Financial Statements.

          . Financial Statements:

               Balance Sheets - June 30, 1999 and June 30, 1998.

               Statements of Operations - years ended June 30, 1999, June 30, 1998 and June 30, 1997.

               Statements of Stockholders' Equity - years ended June 30, 1999, June 30, 1998 and June 30, 1997.

               Statements of Cash Flows - years ended June 30, 1999, June 30, 1998 and June 30, 1997.

               Notes to financial statements - June 30, 1999.

(a)(2)  Financial Statement Schedules
        -----------------------------

          . Schedule II - Allowances - years ended June 30, 1999, June 30,
            1998 and June 30, 1997.

(a)(3)  Exhibits
        --------

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

        Exhibit No.      Description
        -----------      -----------
        3.1*             -  Certificate of Incorporation of the Company.

        3.2******        -  Amended and Restated By-laws of the Company.

        10.1*            --  Loan Agreement between the Company and the City of Dubuque, dated January 20, 1992.

        10.2*            --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

        10.3*            --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

        10.4*            --  Community Economic Betterment Account Agreement between the Company and the Iowa
                             Department of Economic Development, dated July 18, 1991.

        10.5*            --  Community Economic Betterment Account Agreement between the Company and the Iowa
                             Department of Economic Development, dated July 15, 1993.

        10.6*            --  Asset Purchase Agreement between the Company and Facility Mapping Systems, Inc., dated
                             March 31, 1995.

        10.7*            --  Asset Purchase Agreement between the Company and LANDCADD, Inc., dated January 1, 1995.

        10.8****         --  Employment Agreement with Rodney L. Blum.

        10.9****         --  Employment Agreement with Dennis J. George.

        10.10****        --  Employment Agreement with John F. Biver.

        10.11**          --  Eagle Point Software Corporation Stock Option Plan.

        10.12***         --  Eagle Point Software Corporation, 1995 Employee  Stock Purchase Plan.

        10.13*           --  Purchase Agreement between VisionOne Partnership and the Company, dated as of May 1, 1995.

        10.14*****       --  Merger Agreement between the Company and ECOM Associates, Inc., dated
                             November 9, 1995.

        10.15*****       --  Asset Purchase Agreement between the Company and Computer Integrated Building
                             Corporation, dated July 29, 1996.

        11.1#            --  Statement re: computation of per share earnings.

        21.1#            --  Subsidiaries

        23.1#            --  Consent of Deloitte & Touche LLP.

        23.2#            --  Independent Auditors' Report on Schedule

        27#              --  Financial Data Schedule

_________________________

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

** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96914)

*** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96918)

****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K

*****  Incorporated by reference from the Company's 1996 Annual Report on Form
       10-K

****** Incorporated by reference from the Company's Quarterly Report on Form 10-
       Q for the period ended December 31, 1998

#    Filed herewith.

 .    Indicates management contract or compensatory plan or arrangement.

_________________________

(b)  Reports on Form 8-K
     -------------------

     None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Point Software Corporation and subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Des Moines, Iowa
July 30, 1999

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                                                                1999           1998
CURRENT ASSETS:
  Cash and cash equivalents                                                                        $ 5,481,640    $ 4,662,570
  Short-term investments                                                                            11,040,912      8,011,236
  Accounts receivable (net of allowances of $218,309 and
    $161,545, respectively)                                                                          1,654,487      1,600,282
  Interest receivable                                                                                   83,914         87,643
  Inventories                                                                                          120,531        137,071
  Prepaid expenses and other assets                                                                     82,671        137,474
  Income taxes receivable                                                                                3,942
  Deferred income taxes                                                                                242,927        663,475
                                                                                                   -----------    -----------
          Total current assets                                                                      18,711,024     15,299,751

INVESTMENTS                                                                                                         2,002,748
PROPERTY & EQUIPMENT, NET                                                                            6,555,782      7,048,077
SOFTWARE DEVELOPMENT COSTS (net of accumulated
  amortization of $335,941 and $82,675, respectively)                                                  157,967        300,832
NON-COMPETE AGREEMENTS (net of accumulated
  amortization of $276,863 and $194,592, respectively)                                                 148,202        155,472
DEFERRED INCOME TAXES                                                                                  570,505        613,497
                                                                                                   -----------    -----------

TOTAL ASSETS                                                                                       $26,143,480    $25,420,377
                                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                                $    71,434    $   100,172
  Accounts payable                                                                                     112,773        190,297
  Accrued expenses                                                                                   1,094,578      1,095,713
  Deferred revenues                                                                                  2,403,456      3,164,794
  Income taxes payable                                                                                                139,602
                                                                                                   -----------    -----------
          Total current liabilities                                                                  3,682,241      4,690,578

LONG-TERM DEBT                                                                                          64,342        220,029
DEFERRED REVENUES                                                                                      214,692        184,486
                                                                                                   -----------    -----------
          Total liabilities                                                                          3,961,275      5,095,093
                                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at June 30, 1999 and 1998
Common stock, $.01 par value; 20,000,000 shares authorized;
  4,941,730 shares issued and outstanding at June 30, 1999 and 1998                                     49,417         49,417
Additional paid-in capital                                                                          17,624,290     17,535,942
Retained earnings                                                                                    5,058,091      3,326,457
                                                                                                   -----------    -----------
                                                                                                    22,731,798     20,911,816

Treasury stock, at cost;  108,877 shares at June 30, 1999 and
  150,276 shares at June 30, 1998                                                                     (549,593)      (586,532)
                                                                                                   -----------    -----------
          Total stockholders' equity                                                                22,182,205     20,325,284
                                                                                                   -----------    -----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                                        $26,143,480    $25,420,377
                                                                                                   ===========    ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                           1999              1998              1997
Net revenues:
  Product sales                                                        $ 10,460,011      $ 10,438,778     $ 12,212,660
  Training and support                                                    4,099,494         3,382,360        3,592,162
                                                                       ------------      ------------     ------------
          Total net revenues                                             14,559,505        13,821,138       15,804,822
                                                                       ------------      ------------     ------------

Cost of revenues:
  Product sales                                                           2,251,624         3,220,424        3,921,305
  Training and support                                                      445,363           571,177          860,793
  Charge for revaluation of capitalized software                                                               294,233
                                                                       ------------      ------------     ------------
          Total cost of revenues                                          2,696,987         3,791,601        5,076,331
                                                                       ------------      ------------     ------------

Gross profit                                                             11,862,518        10,029,537       10,728,491
                                                                       ------------      ------------     ------------

Operating expenses:
  Selling and marketing                                                   4,735,154         4,902,045        5,593,808
  Research and development                                                2,760,577         2,769,364        3,817,284
  General and administrative                                              2,525,251         2,174,181        2,475,287
  Non-recurring charges                                                                                        866,122
                                                                       ------------      ------------     ------------
          Total operating expenses                                       10,020,982         9,845,590       12,752,501
                                                                       ------------      ------------     ------------

Operating income (loss)                                                   1,841,536           183,947       (2,024,010)

Other income (expense):
  Interest income                                                           777,116           686,065          632,983
  Interest expense                                                          (12,537)           (6,467)         (32,207)
  Other income, net                                                           6,786            35,805          126,426
                                                                       ------------      ------------     ------------

Income (loss) before income taxes                                         2,612,901           899,350       (1,296,808)
Income tax expense (benefit)                                                843,897           246,613         (633,027)
                                                                       ------------      ------------     ------------

Net income (loss)                                                      $  1,769,004      $    652,737     $   (663,781)
                                                                       ============      ============     ============

Weighted average common shares outstanding                                4,826,785         4,802,375        4,930,119
                                                                       ============      ============     ============

Basic income (loss) per share                                          $       0.37      $       0.14     $      (0.13)
                                                                       ============      ============     ============
Weighted average common and common equivalent
  shares outstanding                                                      4,984,647         4,861,947        4,930,119
                                                                       ============      ============     ============

Diluted income (loss) per share                                        $       0.35      $       0.13     $      (0.13)
                                                                       ============      ============     ============

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 Additional
                                                  Common          Paid-In          Retained         Treasury
                                                  Stock           Capital          Earnings           Stock            Total
BALANCES AT JULY 1, 1996                         $ 49,417      $ 17,535,942       $ 3,343,569                      $ 20,928,928

Purchase of 123,000 shares
  of treasury stock                                                                                $ (508,875)         (508,875)

Net loss                                                                             (663,781)                         (663,781)
                                                 --------      ------------       -----------      ----------      ------------

BALANCE AT JUNE 30, 1997                           49,417        17,535,942         2,679,788        (508,875)       19,756,272

Purchase of 48,200 shares of
  treasury stock                                                                                     (164,178)         (164,178)

Issuance of 20,924 shares of
  treasury stock under employee
  stock purchase plan                                                                  (6,068)         86,521            80,453

Net income                                                                            652,737                           652,737
                                                 --------      ------------       -----------      ----------      ------------

BALANCE AT JUNE 30, 1998                           49,417        17,535,942         3,326,457        (586,532)       20,325,284

Exercise of 17,396 stock options                                     88,348           (37,370)        (54,234)           (3,256)

Issuance of 24,003 shares of
  treasury stock under employee
  stock purchase plan                                                                                  91,173            91,173

Net income                                                                          1,769,004                         1,769,004
                                                 --------      ------------       -----------      ----------      ------------

BALANCE AT JUNE 30, 1999                         $ 49,417      $ 17,624,290       $ 5,058,091      $ (549,593)     $ 22,182,205
                                                 ========      ============       ===========      ==========      ============

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                              1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $ 1,769,004     $    652,737     $   (663,781)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                                             1,106,909        1,079,738        1,025,455
    Amortization of software development costs                                 253,266           87,455          468,939
    Charge for purchased research and development                                                                475,393
    Forgiveness of CEBA loan                                                                                    (110,000)
    Deferred income taxes                                                      463,540         (285,593)        (496,024)
    Gain on sale of property and equipment                                      (4,697)
    Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisitions of CIBC during 1997:
      Accounts receivable                                                      (54,205)         200,416        2,056,472
      Interest receivable                                                        3,729          (87,643)         255,290
      Inventories                                                               16,540          372,257         (140,156)
      Prepaid expenses and other assets                                         54,803          (33,155)          71,436
      Accounts payable                                                         (77,524)        (295,520)         233,049
      Income taxes payable/receivable                                          (55,196)         578,748         (442,198)
      Accrued expenses                                                          (1,135)          52,935           76,024
      Deferred revenues                                                       (731,132)       2,244,240         (435,958)
      Other                                                                     (9,334)          64,852            4,402
                                                                           -----------     ------------     ------------
          Net cash provided by operating activities                          2,734,568        4,631,467        2,378,343
                                                                           -----------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                    (614,614)        (602,402)      (2,585,778)
  Proceeds from sale of property and equipment                                   4,697
  Software development costs:
    Capitalized costs                                                         (105,401)        (271,507)
    Purchases of software                                                       (5,000)         (35,000)        (305,081)
  Purchase of investments                                                   (9,077,910)     (15,040,940)
  Proceeds from maturities of investments                                    8,050,982        7,515,572        7,485,977
  Payments to acquire companies, net of cash acquired                          (75,000)                         (551,676)
                                                                           -----------     ------------     ------------
          Net cash provided by (used in) investing activities               (1,822,246)      (8,434,277)       4,043,442
                                                                           -----------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (184,425)        (257,347)        (213,162)
  Purchase of treasury stock                                                                   (164,178)        (508,875)
  Proceeds from issuance of treasury stock for
      exercise of stock options                                                 91,173           80,453
                                                                           -----------     ------------     ------------
          Net cash used in financing activities                                (93,252)        (341,072)        (722,037)
                                                                           -----------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        819,070       (4,143,882)       5,699,748

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        4,662,570        8,806,452        3,106,704
                                                                           -----------     ------------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $ 5,481,640     $  4,662,570     $  8,806,452
                                                                           ===========     ============     ============

                                                                                                             (Continued)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
                                                    1999       1998     1997
SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Cash paid for:

    Interest                                      $   5,766  $  6,375 $  30,013
                                                  =========  ======== =========

    Income taxes                                  $ 169,387  $416,525 $ 313,728
                                                  =========  ======== =========

  Non-cash investing and financing activities:
    Exercise of employee stock options            $  91,604
                                                  =========
    Long-term debt issued in business
    acquisitions                                                      $  79,597
    Forgiveness of CEBA loan                                            110,000

  Payments to acquire companies, net of cash
    acquired:
    Fair value of assets acquired                                     $ 631,273
    Long-term debt issued                                               (79,597)
                                                                       --------

                                                                      $ 551,676
                                                                       ========

See notes to consolidated financial statements.                      (Concluded)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

   Investments - All of the Company's investments are accounted for as held-to-maturity and reported at amortized cost.

   Inventories - Inventories are stated at the lower of cost (first in, first out) or market and consist of the following as of June 30:

                                                         1999             1998
     Manuals and diskettes                             $ 91,781         $100,159
     Finished software products                          16,481           23,614
     Other supplies                                      12,269           13,298
                                                       --------         --------

                                                       $120,531         $137,071
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

   Income Taxes - The Company provides deferred tax assets or liabilities based on the difference between the financial statement and tax basis of assets and liabilities, measured using enacted tax rates.

   Concentrations - The Company held approximately $11.0 million and $10.0 million in various U.S. Treasury Notes as of June 30, 1999 and 1998, respectively. The Company's temporary cash investments, $1.2 million as of June 30, 1999 and 1998, were placed in a money market account with William Blair Mutual Funds, Inc. and $4.1 million and $3.2 million as of June 30, 1999 and 1998, respectively, were placed in a money market repurchase account at a local bank. These are primarily funds that were received from the Company's public stock offering in 1995.

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

   Earnings Per Share - Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                                   Fiscal Year Ending June 30,
                                                          ----------------------------------------------
                                                          1999              1998              1997
Numerator:
  Numerator for basic and diluted net income
    (loss) per share - net income (loss)                  $1,769,004        $  652,737        $ (663,781)
                                                          ==========        ==========     =============

Denominator:
  Denominator for basic net income (loss) per
    share - weighted average shares                        4,826,785         4,802,375         4,930,119
  Net effect of stock options based on the
    treasury stock method using the average
    market price during the period                           157,862            59,572                 -
                                                          ----------        ----------     -------------

  Denominator for diluted net income (loss)
    per share                                              4,984,647         4,861,947         4,930,119
                                                          ==========        ==========     =============

   Statement of Financial Accounting Standards - In June of 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No.
   133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These standards are effective for periods beginning after June 15, 1999. The Company is currently evaluating the standard and the reporting implications thereof.

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

   The purchase price was $550,000 cash. Additionally, the Company was obligated to make a contingent cash payment equal to (1) 75% of the revenues between $550,000 and $743,400 received by the Company in connection with the sale of Computer Integrated Building Corporation's products plus (2) 50% of such revenues exceeding $743,400, during the 12 month period ended July 29, 1997. As of June 30, 1997, the Company recorded a payable of $79,597 which was paid September 29, 1997. A final payment of $75,000 on March 12, 1999 completed the contingent cash payments due to CIBC. This amount is included in non-compete agreements in the consolidated balance sheet. As part of the acquisition, a three year non-compete agreement was entered into between the Company and former owners.

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

   Purchase price allocation was as follows:

   Property and equipment                             $  20,000
   Software development costs and other intangibles     129,607
   Purchased research and development in process        475,393
                                                       --------
                                                       $625,000
                                                       ========

3. INVESTMENTS

   Investments consist of U.S. Treasury Notes. Total investments as of June 30 were as follows:

                                         1999                                       1998
                          --------------------------------------     --------------------------------------
                             Carrying Value       Fair Value            Carrying Value       Fair Value
Short-term investments        $11,040,912         $11,023,140             $8,011,236          $7,990,400
Long-term investments                   -                   -              2,002,748           2,001,000

4. PROPERTY AND EQUIPMENT, NET

   Property and equipment consists of the following as of June 30:

                                                                                1999               1998
     Land                                                                   $   637,400        $   637,400
     Buildings and land improvements                                          4,059,340          4,052,663
     Computer equipment and purchased software                                5,037,409          4,621,072
     Furniture and fixtures                                                   1,369,839          1,349,547
     Office equipment                                                           627,240            590,724
     Vehicles                                                                    76,691             76,691
                                                                            -----------        -----------

                                                                             11,807,919         11,328,097
     Accumulated depreciation                                                (5,252,137)        (4,280,020)
                                                                            -----------        -----------

                                                                            $ 6,555,782        $ 7,048,077
                                                                            ===========        ===========

5. ACCRUED EXPENSES

   Accrued expenses consist of the following as of June 30:

                                                                                  1999             1998
     Salaries and commissions                                                  $  374,449       $  429,650
     Other                                                                        720,129          666,063
                                                                               ----------       ----------
                                                                               $1,094,578       $1,095,713
                                                                               ==========       ==========

6. NOTES PAYABLE

   At June 30, 1999, the Company had a $2,000,000 unsecured operating line of credit agreement with a bank which expires December 1, 1999. Borrowings under the line of credit accrue interest at the prime rate (7.75% at June 30, 1999). At June 30, 1999 there were no borrowings outstanding under the line.

7. LONG-TERM DEBT

   As of June 30, 1999 long-term debt consists of $135,776 from three loans with economic development groups with interest rates ranging from 0% - 5%. Principal and interest payments are due quarterly or annually with final maturity dates ranging from October 2000 to November 2001. The amounts are collateralized by the equipment purchased with the loan proceeds. Approximately $85,000 of the loans are guaranteed by various stockholders of the Company. Certain of the Company's loan agreements prohibit the payment of dividends on the Company's capital stock without prior written consent. At June 30, 1999, future principal payments on long-term debt for each of the three years in the period ended June 30, 2002 are $71,434, $35,770 and $28,572, respectively.

   During fiscal 1997, the Company met certain employment obligations outlined in a forgivable loan agreement with the Iowa Department of Economic Development ("Department"). The Department granted permanent forgiveness of the loan. Accordingly, the Company recognized the $110,000 principal as other income in fiscal 1997.

8. INCOME TAXES

   Income tax (benefit) expense consists of the following for the years ended June 30:

                                                                 1999               1998                1997
     Current:
       Federal                                                 $380,302          $ 524,106           $ (83,844)
       State                                                         55              8,100             (53,159)
                                                               --------          ---------           ---------

     Total current                                              380,357            532,206            (137,003)
                                                               --------          ---------           ---------

     Deferred:
       Federal                                                  450,296           (272,584)           (485,040)
       State                                                     13,244            (13,009)            (10,984)
                                                               --------          ---------           ---------

     Total deferred                                             463,540           (285,593)           (496,024)
                                                               --------          ---------           ---------

     Income tax (benefit) expense                              $843,897          $ 246,613           $(633,027)
                                                               ========          =========           =========

   The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                                                 1999                1998                1997
     Product development costs                                $ (27,324)         $  (43,431)          $  (7,456)
     Depreciation                                              (241,785)           (236,886)           (200,290)
     Purchased research and development                         389,921             425,213             460,504
     Research and development tax credits                             -                   -             169,719
     Deferred revenues                                          246,205             656,719              54,432
     Prepaid expenses                                           (27,288)            (38,462)            (27,526)
     Allowance for bad debts                                     37,594              25,748              42,619
     Land acquired from Partnership                              79,625              79,625              79,625
     Building acquired from Partnership                         242,353             246,773             252,765
     Other                                                      114,131             161,673             166,987
     Iowa new jobs credits                                      162,000             176,000             178,000
     Valuation allowance                                       (162,000)           (176,000)           (178,000)
                                                              ---------          ----------           ---------

                                                              $ 813,432          $1,276,972           $ 991,379
                                                              =========          ==========           =========

   The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the years ended June 30, 1999 and 1998, the Company's management determined that approximately $162,000 and $176,000, respectively, of tax credits are available to the Company since their agreement was entered into (see Note
   15). However, the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa. The remaining credits of $137,000 generated during the period ended June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. Additional credits of $25,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. Management has fully reserved the deferred tax asset related to the credit carryforward as they believe it is more likely than not that the benefit of the carryforward will not be fully realized prior to its expiration.

   Reconciliations of income tax expense (benefit) with income tax expense (benefit) computed using statutory federal rates are as follows for the years ended June 30:

                                                                 1999                1998                1997
     Computed statutory expense (benefit)                      $914,515            $314,772           $(453,882)
     State income taxes, net of federal tax benefit               6,881              (9,106)            (42,334)
     Change in valuation allowance                              (14,000)             (2,000)
     Research and development tax credits                       (39,165)            (62,234)           (169,719)
     Other                                                      (24,334)              5,181              32,908
                                                               --------            --------           ---------

     Income tax (benefit) expense                              $843,897            $246,613           $(633,027)
                                                               ========            ========           =========

9.  SEGMENT INFORMATION

    The Company operates in two segments; sale of software and sale of training and support. The consolidated statement of operations delineates information on these two segments.

    Net revenues consisted of the following for the years ended June 30:

                                                                1999               1998               1997
     Domestic                                               $13,783,659        $12,406,406        $14,525,719
     Export - Canada                                            301,578            565,299            430,322
     Export - other                                             474,268            849,433            848,781
                                                            -----------        -----------        -----------

                                                            $14,559,505        $13,821,138        $15,804,822
                                                            ===========        ===========        ===========

10. NON-RECURRING CHARGES

    The non-recurring charges included in the accompanying consolidated statements of operations consist of the following:

                                                                                         1997
     Charge of purchased research and development
       and other acquisition related charges                                           $475,393
     Charge for claims, settlements and
       contingencies                                                                    234,794
     Restructuring charges                                                              155,935
                                                                                       --------

                                                                                       $866,122
                                                                                       ========

    Non-recurring charges for fiscal 1997 include a charge of $475,393 for purchased research and development in connection with the acquisition of Computer Integrated Building Corporation. The $234,794 relates to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act.

    In addition, the Company incurred charges of $155,935 in March of 1997 relating to office closings in California and Colorado and related restructuring costs. The closing of these offices was due primarily to management's decision to consolidate product development and support.

11. EMPLOYEE BENEFITS

    Profit Sharing - The Company has a 401(k) profit sharing plan. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 1999, 1998 and 1997, the Company's matching contributions were $19,460, $16,700 and $17,826, respectively.

    Employee Stock Purchase Plans - The Company has an employee stock purchase plan. The Eagle Point Software Corporation Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares are purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period or 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 100,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 100,000 shares have been sold. Total shares sold under the Purchase Plan were 64,070 as of June 30, 1999.

    Stock Options - The Company has an employee stock option plan. The Eagle Point Software Corporation Stock Option Plan (the "Plan") allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 750,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. Options granted to employees vest over either 3 or 4 years from the date of the grant and options to non-employee directors vest on the date of grant. All options expire no later than 10 years from the date of grant. No stock options may be issued under the Plan after May 1, 2005. The benefit of income tax deductions due to options exercised is credited to additional paid-in capital.

    The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized in the statements of operations for the Plan for 1999, 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net earnings and earnings per share would have been reduced as follows:

                                                                1999               1998                1997
     Net earnings (loss):
       As reported                                           $1,769,004           $652,737          $(663,781)
       Pro forma                                              1,630,279            486,083           (801,793)

     Basic earnings (loss) per share:
       As reported                                           $     0.37           $   0.14          $   (0.13)
       Pro forma                                                   0.34               0.10              (0.16)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 5.93% in 1999, 5.50% in 1998 and 6.30% in 1997; and expected lives of 5 years from grant date. A summary of the status of the stock option plan as of June 30, 1999, 1998 and 1997, and the changes during the years then ending is presented below:

                                                1999                    1998                    1997
                                       ----------------------   ---------------------    -------------------
                                                    Weighted                Weighted                Weighted
                                                    Average                  Average                 Average
                                                    Exercise                Exercise                Exercise
     Fixed Options                        Shares     Price        Shares      Price       Shares      Price
     OUTSTANDING AT                       457,701   $   6.06      288,256   $  10.00      203,150   $  14.15
       BEGINNING OF YEAR
       Granted                            154,150       7.72      282,570       3.70      137,506       4.31
       Exercised                          (17,396)      3.54            -                       -          -
       Forfeited                          (68,847)      5.97     (113,125)    (10.19)     (52,400)    (11.15)
                                         --------               ---------                --------

     OUTSTANDING AT
       END OF YEAR                        525,608   $   6.64      457,701   $   6.06      288,256   $  10.00
                                         ========   ========    =========   ========     ========   ========

     Options exercisable at year end      104,518   $  10.89       47,672   $  10.90       21,698   $  10.00
                                                    ========                ========                ========

     Weighted-average grant date
       fair value of options granted
       during the year                   $   3.42               $    1.61                $   1.93

    The following table summarizes information about stock options outstanding at June 30, 1999:

                                       Options Outstanding                             Options Exercisable
                          -------------------------------------------     -------------------------------------------
                                                        Weighted                                        Weighted
         Exercise                                        Average                                         Average
          Price                                         Remaining                                       Exercise
          Range                  Number             Contractual Life             Number                   Price
     $3.09 to $6.13                   317,608          8.23 years                      28,043          $         3.97
     $7.72 to $8.09                   123,150          9.29 years                       8,000                    7.88
     $9.94 to $13.00                   56,000          6.09 years                      53,050                   12.83
     $17.50 to $20.88                  28,850          6.50 years                      15,425                   18.37
                            -----------------                               -----------------

                                      525,608                                         104,518
                            =================                               =================

12. LEASES

    The Company leases certain office space and vehicles under operating leases. Rent expense for the years ended June 30, 1999, 1998 and 1997, was approximately $55,000, $76,000 and $158,000, respectively.

    At June 30, 1999, future minimum rental payments due under operating leases for each of the three years in the period ended June 30, 2002 was $37,620, $30,707 and $4,539, respectively.

                                  * * * * * *

                                                                     SCHEDULE II

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

ALLOWANCES
FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                    Additions-
                                    Balance,        Charged to         Deductions-
                                  beginning of       Cost and           Accounts         Balance, End
Description                          Year            Expenses          Charged-Off         of Year
June 30, 1999 -- Allowance
for doubtful accounts              $ 73,565          $ 85,000           $ 51,154           $107,411
                                   --------          --------           --------           --------
June 30, 1998 -- Allowance
for doubtful accounts              $121,768          $ 79,000           $127,203           $ 73,565
                                   --------          --------           --------           --------

June 30, 1997 -- Allowance
for doubtful accounts              $126,385          $401,012           $405,629           $121,768
                                   --------          --------           --------           --------




June 30, 1999 -- Allowance
for sales returns                  $ 87,980          $460,001           $437,083           $110,898
                                   --------          --------           --------           --------

June 30, 1998 -- Allowance
for sales returns                  $ 84,607          $315,344           $311,981           $ 87,970
                                   --------          --------           --------           --------

June 30, 1997 -- Allowance
for sales returns                  $124,959          $496,945           $537,287           $ 84,617
                                   --------          --------           --------           --------

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 1999           EAGLE POINT SOFTWARE CORPORATION


                                          /s/ Rodney L. Blum
                                         ------------------------------
                                         Rodney L. Blum
                                         Chairman of the Board, President and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 17th day of September, 1998.

     Name                          Capacity
     ----                          --------

/s/ Rodney L. Blum                 Chairman of the Board,
--------------------------
Rodney L. Blum                     President, Chief Executive Officer and
                                         Director (principal executive officer)

/s/ Dennis J. George               Vice President, Chief
--------------------------
Dennis J. George                   Financial Officer, Secretary, Treasurer and
                                   Director (principal financial and
                                   accounting officer)

/s/ John F. Biver                  Vice President and Director
--------------------------
John F. Biver


/s/ James P. Hickey                Director
--------------------------
James P. Hickey


/s/ Thomas O. Miller               Director
--------------------------
Thomas O. Miller

                                             Exhibit Index
                                             -------------

Exhibit No.                             Description
-----------                             -----------

    3.1*            --   Certificate of Incorporation of the Company.

    3.2******       --   Amended and Restated By-laws of the Company.

   10.1*            --   Loan Agreement between the Company and the City of
                         Dubuque, dated January 20, 1992.

   10.2*            --   Loan Agreement between the Company and the City of
                         Dubuque, dated July 6, 1993.

   10.3*            --   Loan Agreement between the Company and the City of
                         Dubuque, dated May 16, 1994.

   10.4*            --   Community Economic Betterment Account Agreement between
                         the Company and the Iowa Department of Economic
                         Development, dated July 18, 1991.

   10.5*            --   Community Economic Betterment Account Agreement between
                         the Company and the Iowa Department of Economic
                         Development, dated July 15, 1993.

   10.6*            --   Asset Purchase Agreement between the Company and
                         Facility Mapping Systems, Inc., dated March 31, 1995.

   10.7*            --   Asset Purchase Agreement between the Company and
                         LANDCADD, Inc., dated January 1, 1995.

  .10.8****         --   Employment Agreement with Rodney L. Blum.

  .10.9****         --   Employment Agreement with Dennis J. George.

  .10.10****        --   Employment Agreement with John F. Biver.

  .10.11**          --   Eagle Point Software Corporation Stock Option Plan.

Exhibit No.                             Description
-----------                             -----------

  .10.12***         --   Eagle Point Software Corporation Stock Purchase Plan.

   10.13*           --   Purchase Agreement between VisionOne Partnership and
                         the Company, dated as of May 1, 1995.

   10.14*****       --   Merger Agreement between the Company and ECOM
                         Associates, Inc., dated November 9, 1995.

   10.15*****       --   Asset Purchase Agreement between the Company and
                         Computer Integrated Building Corporation, dated July
                         29, 1996.

   11.1#            --   Statement re: computation of per share earnings.

   21.1#            --   Subsidiaries

   23.1#            --   Consent of Deloitte & Touche LLP.

   23.2#            --   Independent Auditors' Report on Schedule

   27#              --   Financial Data Schedule

_________________________

* Incorporated by reference from the Company's Registration Statement on Form S -1 ( File No. 33-91950)

** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96914)

*** Incorporated by reference from the Company's Registration Statement on Form S-8 ( File No. 33-96918)

****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K

*****  Incorporated by reference from the Company's 1996 Annual Report on Form
       10-K

****** Incorporated by reference from the Company's Quarterly Report on Form
       10-Q for the period ended December 31, 1998

#      Filed herewith.

 .      Indicates management contract or compensatory plan or arrangement.