Form 10-K/A
period 1999-06-30
EAGLE POINT SOFTWARE CORP
filed 1999-10-28
CIK 945066

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K/A

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

                                EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report on Form 10-K for its fiscal year ended June 30, 1999 of Eagle Point Software Corporation (the "Company"), amends and restates in its entirety Part III.

The Company hereby amends and restates Part III of its Annual Report on Form 10-K for its fiscal year ended June 30, 1999 as follows:

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant


Directors and Executive Officers of the Registrant
--------------------------------------------------

Certain information concerning the directors and executive officers of the Company is set forth below:

   Name                  Age                Position
   ----                  ---                --------
Rodney L. Blum            44         Chairman of the Board, President and
                                      Chief Executive Officer
Dennis J. George          36         Vice President, Chief Financial Officer,
                                      Treasurer and Secretary; Director
John F. Biver             44         Vice President - Civil Division; Director
Edward T. Graham          36         Vice President - Building Design and Services
                                      Division
Brent A. Straka           31         Vice President - Marketing and Business
                                      Development Division
Randy K. Ambrosy          30         Vice President -International and Landscaping
                                      Divisions
William P. Le May         45         Chief Technology Officer
James P. Hickey           42         Director
Thomas O. Miller          48         Director

     Rodney L. Blum has served as Chairman of the Board, President and Chief Executive Officer of the Company since January 1990. From May 1988 until he joined the Company in 1990, Mr. Blum was Director of Sales and Marketing of D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets. From 1980 until May 1988 he served in various marketing and management positions at CyCare Systems, Incorporated, a provider of computerized information processing systems to the healthcare industry. Mr. Blum is a director of American Trust and Savings Bank and is a member of the Board of Trustees for the Herbert Hoover Presidential Library.

     Dennis J. George has served as Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since April 1989. During 1988 he was the Financial Budget Analyst for the Ertl Company, a manufacturer of agricultural model toys. During 1987 he served as Finance Manager for D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets.

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

     James P. Hickey has been a Director of the Company since August 30, 1995 and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Since 1989, Mr. Hickey has been a Principal of William Blair & Company, an investment banking firm.

     Thomas O. Miller has been a Director of the Company since August 30, 1995 and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Since March of 1997, Mr. Miller has been Senior Vice President of Intermec Technologies Corporation ("Intermec"), a manufacturer of hand-held data systems. In March of 1997 Intermec acquired Norand Corporation ("Norand"), also a manufacturer of hand-held data systems. From September 1995 until March 1997 he served as Senior Vice President of Norand, from 1993 until September 1995 he served as Vice President-Mobile Systems of Norand and from 1990 until 1992 he served as Vice President-Marketing of Norand.


COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the Form 3, 4, and 5 filings received from such Reporting Persons since the beginning of fiscal year 1999, the Company is not aware of any failure to file on a timely basis any Form 3, 4, or 5 during fiscal year 1999 except as set forth in this paragraph. Mr. Randy K. Ambrosy filed one late report on Form 5 disclosing one exempt acquisition in 1998. Mr. John F. Biver filed one late report on Form 5 disclosing one exempt acquisition in each of 1997 and 1998. Mr. Rodney L. Blum filed one late report on Form 5 disclosing one exempt acquisition in each of 1997 and 1998. Mr. Dennis J. George filed one late report on Form 5 disclosing one exempt acquisition in each of 1997 and 1998.
Mr. Edward T. Graham filed one late report on Form 5 disclosing one non-exempt acquisition in 1996, three exempt acquisitions in each of 1996 and 1997 and one exempt acquisition in 1998. Mr. James P. Hickey filed one late report on Form 5 disclosing two exempt acquisitions in 1995 and one exempt acquisition in each of 1996, 1997 and 1998. Mr. Willliam P. LeMay filed one late report on Form 5 disclosing four exempt acquisitions in each of 1996 and 1997 and one exempt acquisition in 1998. Mr. Thomas O. Miller filed one late report on Form 5 disclosing one non-exempt acquisition in 1998, two exempt acquisitions in 1995 and one exempt acquisition in each of 1996, 1997 and 1998. Mr. Brent A. Straka filed one late report on Form 5 disclosing one exempt acquisition in each of 1996 and 1998 and three exempt acquisitions in 1997.


CLASSIFICATION OF DIRECTORS

The Board of Directors consists of five persons and is divided into three staggered classes, each class serving a three-year term. The current Class I Directors consist of Mr. Miller and Mr. George who will continue in office until the 2001 Annual Meeting of Stockholders. The current Class II Directors consist of Mr. Hickey and Mr. Biver who will continue in office until the 1999 Annual Meeting of Stockholders which will be held on December 16, 1999 at the Company's headquarters in Dubuque, Iowa. Stockholders of record at the close of business on November 15, 1999 will be entitled to notice of, and to vote at, the 1999 Annual Meeting of Stockholders. The current Class III Directors consist of Mr. Blum who will continue in office until the 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The following table (the "Compensation Table") sets forth the aggregate compensation for the past three fiscal years of the individual who served as Chief Executive Officer during Fiscal 1999 and the other most highly compensated executive officers for Fiscal 1999 (collectively, the "Named Executive Officers").

                                    Summary Compensation Table
                                    --------------------------
                                                                                  Long-Term
                                                                                 Compensation
                                                     Annual Compensation            Awards
                                                     -------------------            ------
                                                                                  Securities
                                        Fiscal                                    Underlying          All other
 Name and Principal Position             Year      Salary ($)     Bonus ($)       Options (#)      Compensation(1)
 ---------------------------             ----      ----------     ---------       -----------      ---------------
Rodney L. Blum                           1999       $185,000       $34,447           10,000                -
Chairman, President and Chief            1998        140,000        16,920           35,000                -
  Executive Officer                      1997        140,000         1,579                -                -

John F. Biver                            1999        129,500           897            7,500                -
Vice President - Civil Division          1998        107,000         1,330           25,000                -
                                         1997        107,000         1,004                -                -

Dennis J. George                         1999       116,550        22,007             7,500                718
Vice President, Chief Financial          1998        99,000        11,039            25,000                574
  Officer, Treasurer and Secretary       1997        99,000         1,020                 -                513

Edward T. Graham                         1999        70,000        43,055                 -                565
Vice President - Building Design and     1998        50,000        11,327            50,000                  -
  Services Division                      1997        50,000        23,833             8,475                  -

(1) These amounts represent Company matching contributions to the Eagle Point Software Corporation 401(k) plan and trust.

DIRECTOR COMPENSATION

Directors who are employees of the Company receive no compensation for serving as directors. Those directors who are not employees of the Company ("Outside Directors") receive a $500 fee for each meeting of the Board of Directors attended, whether attendance is in person or telephonic, and they are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In addition, each Outside Director participates in the Stock Option Plan. Upon election to the Board, any new Outside Director will receive an option to purchase 2,000 shares of Common Stock with a per share exercise price equal to the average of the high and low sales prices of a share of Common Stock as reported on The Nasdaq Stock Market on the day such stock option is granted. In addition, on the date of each annual meeting of stockholders of the Company, each person who is an Outside Director immediately after such meeting will receive an option to purchase 4,000 shares of Common Stock with a per share exercise price equal to the average of the high and low sales prices of a share of Common Stock as reported on The Nasdaq Stock Market on the day such option is granted. Each stock option granted to Outside Directors under the Stock Option Plan is immediately exercisable.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements ("Executive Employment Agreements") with each of Rodney L. Blum, John F. Biver and Dennis J. George to serve as its President and Chief Executive Officer, Vice President-Civil Division and Vice President, Chief Financial Officer, Secretary and Treasurer, respectively. Mr. Blum, Mr. Biver and Mr. George (each an "Executive Employee") received annual salaries of $185,000, $129,500 and $116,550, respectively, in Fiscal 1999, and each are entitled to participate in the Company's bonus program for executive officers. Each Executive Employee's salary is subject to change as determined by the Compensation Committee of the Board of Directors. None of the Executive Employment Agreements contain a specified expiration date, although the Company may terminate each such agreement at any time upon thirty days' written notice to the Executive Employee, and each Executive Employee may terminate his respective agreement at any time upon thirty days' written notice to the Company.

If an Executive Employment Agreement is terminated by virtue of an Executive Employee's disability, such Executive Employee will be entitled to receive a lump sum payment equal to one and one-half times the cumulative compensation payable to him for the twelve months immediately proceeding the effective date of termination. If an Executive Employment Agreement is terminated by virtue of an Executive Employee's death, such Executive Employee will be entitled to receive a lump sum payment equal to two times the cumulative compensation payable to him for the twelve month period immediately preceding his death. If an Executive Employment Agreement is terminated for any other reason, other than for any act of theft, embezzlement, or other documented proof of material dishonesty, such Executive Employee will be entitled to receive a lump sum payment equal to two times the cumulative compensation payable to him for the twelve month period immediately preceding such termination.

OPTION GRANTS

The following table sets forth information with respect to individual grants of options that were made during Fiscal 1999 to each of the Named Executive Officers and the potential realizable value of these options assuming five percent and ten percent rates(1) of compound appreciation in the market value of the Common Stock over the term of the option grants. The Company has never granted stock appreciation rights.

                                   Option Grants in Last Fiscal Year
                                   ---------------------------------
                                    Individual Grants (2)
                                    ---------------------
                                            Percent of
                                              Total                        Potential Realizable Value at
                             Number of       Options                       Assumed Annual Rates of Stock
                            Securities      Granted to                   Price Appreciation for Option Term
                            Underlying      Employees      Exercise      ----------------------------------
                              Options       in Fiscal       Price      Expiration
      Name                   Granted (#)       Year         ($/Sh)        Date        5% ($)(1)     10%($)(1)
      ----                  ------------       ----         ------        ----        ---------     ---------
Rodney L. Blum                 10,000          6.8%         $8.0938      8/3/08       $50,901(3)    $128,994(3)

John F. Biver                   7,500          5.1%         $8.0938      8/3/08       $38,176(3)    $ 96,745(3)

Dennis J. George                7,500          5.1%         $8.0938      8/3/08       $38,176(3)    $ 96,745(3)

______________________
(1) Amounts reflect assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Company's Common Stock and overall stock market conditions. No assurance can be given that the amounts reflected in these columns will be achieved.

(2) Upon a sale of substantially all of the business and assets of the Company, each outstanding option will become exercisable in full.

(3) The future hypothetical value of one share of Common Stock based on a fair market value of $8.0938 on August 3, 1998, and assumed rates of appreciation of five percent and ten percent through August 3, 2008, would be $13.184 and $20.993, respectively.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                              Aggregated Option Exercises in Last Fiscal Year
                                    and Fiscal Year-End Option Values
                                    ---------------------------------
                                                             Number of Unexercised          Value of Unexercised
                                                                  Options at                In-The-Money Options
                                                              Fiscal Year-End (#)         at Fiscal Year-End ($)(1)
                                                           ---------------------------   ---------------------------
                          Shares
                        Acquired on         Value
      Name              Exercise (#)     Realized ($)(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----              ------------     ---------------   -----------   -------------   -----------   -------------
 Rodney L. Blum            11,433          $73,421              117          33,450        $   356        $71,449
 John F. Biver                -                -              8,250          24,250        $25,137        $51,035
 Dennis J. George           8,099          $52,011              151          24,250        $   460        $51,035
 Edward T. Graham          10,004          $47,887            8,396          40,075        $15,367        $97,557

______________________
(1) Value is calculated by subtracting the exercise price from the fair market value of the shares underlying the option on the exercise date (in the case of options exercised) or at June 30, 1999 ( in the case of unexercised "in-the-money" options) and multiplying the result by the number of shares for which the option was exercised or is in-the -money, as the case may be. Fair market value at June 30, 1999 was calculated based upon the average of the high and low sales prices of a share as reported by The Nasdaq Stock Market for that date ($6.50). There is no assurance that if and when any such in-the-money option is exercised, the option will have this value.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 1, 1999 concerning the beneficial ownership of Common Stock for each Director, the Named Executive Officers, all Directors and Executive Officers as a group, and each holder of 5% or more of the Company's Common Stock. Unless otherwise noted, the listed persons have sole voting and investment power with respect to the shares held in their names, subject to community property laws if applicable. The table does not include options which are not exercisable within 60 days.

     Name of                                    Number          % of total
Beneficial Holder                            of  Shares(1)  Outstanding Shares
-----------------                            -------------  -------------------
John F. Biver (8)                            1,248,066 (2)        25.71%
Rodney L. Blum (8)                             953,704 (3)        19.68
Dennis J. George (8)                           381,631 (4)         7.87
J. Carlo Cannell
  d/b/a Cannell Capital Management (9)         352,400             7.27
Dimensional Fund Advisors (10)                 338,500             6.98
James P. Hickey                                 14,000 (5)          --
Thomas O. Miller                                13,500 (5)          --
Edward T. Graham (8)                             9,896 (6)          --
All Directors and Executive
  Officers as a group (9 persons)            2,647,609 (7)        54.07

(1) Based on the number of shares outstanding at, or acquirable within, 60 days of October 1, 1999.

(2) Includes 8,250 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(3) Includes 117 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(4) Includes 151 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(5) Includes 12,000 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(6) Includes 9,896 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(7) Includes 50,301 shares which executive officers and directors have the right to acquire under options which are currently exercisable or which will be exercisable within 60 days of October 1, 1999.

(8) The address of such beneficial holder is c/o Eagle Point Software Corporation, 4131 Westmark Drive, Dubuque, Iowa 52002-2627.

(9) Based upon the most recent report on Schedule 13G as filed with the Securities and Exchange Commission, J. Carlo Cannell D/B/A Cannell Capital Management is deemed to have beneficial ownership of 352,400 shares of Eagle Point Software stock as of December 31, 1999, all of which shares are owned by advisory clients of J. Carlo Cannell D/B/A Cannell Capital Management or partnerships of which J. Carlo Cannell D/B/A Cannell Capital is a general partner, no one of which, to the knowledge of J. Carlo Cannell D/B/A Cannell Capital Management, owns more than 5% of the class. J. Carlo Cannell D/B/A Cannell Capital Management's address is 600 California Street, Floor 14, San Fransisco, CA 94108.

(10) Based upon the most recent report on Schedule 13G as filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc., a registered investment advisor, is deemed to have beneficial ownership of 338,500 shares of Eagle Point Software stock as of December 31, 1999, all of which shares are owned by advisory clients of Dimensional Fund Advisors Inc., no one of which, to the knowledge of Dimensional Fund Advisors Inc., owns more than 5% of the class. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. The Dimensional Fund Advisors Inc. address is 1299 Ocean Avenue, 11th floor, Santa Monica, CA 90401


Item 13.  Certain Relationships and Related Transactions

James P. Hickey, an Outside Director of the Company since August 1995, is a Principal of William Blair & Company, L.L.C., an investment banking firm ("William Blair"). William Blair was one of the managing underwriters of the Company's initial public offering of Common Stock in June 1995. The Company currently maintains a no-fee money market account with William Blair.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 1999                          EAGLE POINT SOFTWARE CORPORATION


                                                /s/  Rodney L. Blum
                                                -------------------------
                                                Rodney L. Blum
                                                Chairman of the Board, President
                                                and Chief Executive Officer