Form 10-Q
period 1999-09-30
EAGLE POINT SOFTWARE CORP
filed 1999-11-12
CIK 945066

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

Commission file number: 0-26170


                       Eagle Point Software Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                             42-1204819
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

Common Stock, par value $.01 per share, outstanding as of November 8, 1999:
4,846,476 shares.

--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                   For the quarter ended September 30, 1999
                                     Index

                         PART I. Financial Information
                         -----------------------------
                                                                            Page
                                                                            ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          September 30, 1999 and June 30, 1999                                 3

          Consolidated Statements of Operations -
          for the three month period, ended September 30, 1999 and 1998        5

          Consolidated Statements of Cash Flows -
          for the three months ended September 30,1999 and 1998                6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           10

                          PART II. Other Information
                          --------------------------

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities and Use of Proceeds                           11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 5.   Other Information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    12

          SIGNATURES                                                          13

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,                June 30,
                                                                                       -------------------          --------------
                                                                                              1999                       1999
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 6,669,394                $ 5,481,640
  Short-term investments                                                                     10,033,410                 11,040,912
  Accounts receivable (net of allowances of $188,781 and $218,309, respectively)              1,846,845                  1,654,487
  Interest receivable                                                                            69,063                     83,914
  Deferred income taxes                                                                         242,927                    242,927
  Inventories                                                                                    94,316                    120,531
  Income taxes receivable                                                                             -                      3,942
  Prepaid expenses and other assets                                                             379,620                     82,671
                                                                                            -----------                -----------
          Total current assets                                                               19,335,575                 18,711,024
                                                                                            -----------                -----------

PROPERTY & EQUIPMENT, NET                                                                     6,510,953                  6,555,782
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $400,311 and $335,941 respectively)                                                           114,202                    157,967
NON-COMPETE AGREEMENTS (net of accumulated amortization of $299,943
 and $276,863 respectively)                                                                     125,122                    148,202
DEFERRED INCOME TAXES                                                                           570,505                    570,505
                                                                                            -----------                -----------
TOTAL ASSETS                                                                                $26,656,357                $26,143,480
                                                                                            ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                         $    67,064                $    71,434
  Accounts payable                                                                              136,462                    112,773
  Accrued expenses                                                                            1,114,893                  1,094,578
  Deferred revenues                                                                           2,479,537                  2,403,456
  Income taxes payable                                                                           62,867                          -
                                                                                            -----------                -----------
          Total current liabilities                                                           3,860,823                  3,682,241

LONG-TERM DEBT                                                                                   61,087                     64,342
DEFERRED REVENUES                                                                               232,544                    214,692
                                                                                            -----------                -----------
          Total liabilities                                                                   4,154,454                  3,961,275
                                                                                            -----------                -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------

                                                                                     September 30,                  June 30,
                                                                                 -------------------          -----------------
                                                                                          1999                        1999

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at September 30, 1999 and June 30, 1999
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
  shares issued and outstanding at September 30, 1999 and June 30, 1999                    49,417                     49,417
Additional paid-in capital                                                             17,624,290                 17,624,290
Retained earnings                                                                       5,305,418                  5,058,091
                                                                                      -----------                -----------
                                                                                       22,979,125                 22,731,798

Treasury stock, at cost; 95,254 shares at September 30,1999
 and 108,877 shares at June 30, 1999                                                     (477,222)                  (549,593)
                                                                                      -----------                -----------
          Total stockholders' equity                                                   22,501,903                 22,182,205
                                                                                      -----------                -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $26,656,357                $26,143,480
                                                                                      ===========                ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------

                                              Three Months Ended
                                                September 30,
                                         ----------------------------
                                            1999              1998
                                         ----------        ----------
Net revenues
  Product sales                          $2,202,060        $2,670,846
  Training and support                    1,269,065           970,857
                                         ----------        ----------
     Total net revenues                   3,471,125         3,641,703
                                         ----------        ----------

Cost of revenues
  Product sales                             598,619           538,048
  Training and support                      110,099            95,158
                                         ----------        ----------
     Total cost of revenues                 708,718           633,206
                                         ----------        ----------

Gross profit                              2,762,407         3,008,497
                                         ----------        ----------

Operating expenses:
  Selling and marketing                   1,203,617         1,166,808
  Research and development                  766,173           710,786
  General and administrative                632,827           629,798
                                         ----------        ----------
     Total operating expenses             2,602,617         2,507,392
                                         ----------        ----------
Operating income                            159,790           501,105

Other income (expense):
  Interest income, net of expense           202,695           198,757
  Other income (expense)                     21,828               647
                                         ----------        ----------
Income before income taxes                  384,313           700,509

Income tax expense                          136,986           243,748
                                         ----------        ----------
Net income                               $  247,327        $  456,761
                                         ==========        ==========

Weighted average common
  shares outstanding                      4,846,476         4,816,278
                                         ==========        ==========

Basic income per share                   $     0.05        $     0.09
                                         ==========        ==========

Weighted average common
  and common equivalent
  shares outstanding                      4,947,116         4,996,598
                                         ==========        ==========

Diluted income per share                 $     0.05        $     0.09
                                         ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                              ------------------------------------------
                                                                                  1999                           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   247,327                     $   456,761
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
    Depreciation and amortization                                                 289,928                         274,153
    Amortization of software development costs                                     64,370                          60,891
    Changes in assets and liabilities:
      Accounts receivable                                                        (192,358)                        445,249
      Interest receivable                                                          14,851                           3,893
      Income taxes payable/receivable                                              66,809                          54,140
      Inventories                                                                  26,215                           5,676
      Prepaid expenses                                                           (296,949)                        (93,794)
      Accounts payable                                                             23,689                         (73,479)
      Deferred revenues                                                            93,933                        (535,244)
      Accrued expenses                                                             20,315                          (9,785)
      Other                                                                        23,080                          13,611
                                                                              -----------                     -----------
          Net cash provided by operating activities                               381,210                         602,072
                                                                              -----------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                       (245,099)                       (219,288)
  Software development costs:
    Capitalized software costs                                                    (20,605)                        (25,014)
    Purchases of software                                                               -                               -
  Purchase of investments                                                      (2,012,575)                     (3,035,151)
  Proceeds from maturities of investments                                       3,020,077                       2,004,177
                                                                              -----------                     -----------
          Net cash provided by (used in) investing
           activities                                                             741,798                      (1,275,276)
                                                                              -----------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                       (7,625)                        (10,790)
  Purchases of treasury stock                                                           -                         (22,279)
  Proceeds from issuance of treasury stock                                         72,371                         108,606
                                                                              -----------                     -----------
          Net cash provided by financing activities                                64,746                          75,537
                                                                              -----------                     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         1,187,754                        (597,667)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                           5,481,640                       4,662,570
                                                                              -----------                     -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                               $ 6,669,394                     $ 4,064,903
                                                                              ===========                     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                                  $       146                     $    (1,129)
                                                                              ===========                     ===========
    Income taxes                                                              $    70,117                     $   191,531
                                                                              ===========                     ===========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


1. Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three-month period ended September 30, 1999.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

      This quarterly report on Form 10-Q contains forward looking statements, including without limitation the Company's exposure with respect to Year 2000 related issues. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended September 30, 1999 and the Company's report on Form 10-K for the year ended June 30, 1999.

Results of Operations

      Net revenues decreased $170,000 or 4.7% to $3.4 million for the three months ended September 30, 1999 (the "1999 Period"), from $3.6 million for the three months ended September 30, 1998 (the "1998 Period"). The Company experienced a decrease in product sales in the 1999 Period and an increase in training and support revenues. The decrease in product revenues was attributable primarily to the fact that in the 1998 Period the Company recognized a net $735,000 of revenues previously deferred as part of a continuing upgrade promotion. Training and support revenues were favorably affected in the 1999 Period by the release of new products and product upgrades in the previous fiscal year as well as an increased emphasis by the Company on support and maintenance programs. In addition, $28,000 of the 1999 Period's software revenues, that were part of a continuing upgrade promotion, were deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of the product upgrades.

      Gross profit decreased $246,000 or 8.2% to $2.7 million in the 1999 Period from $3.0 million in the 1998 Period. Gross profit as a percentage of net revenues decreased to 79.6% in the 1999 Period from 82.6% in the 1998 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 72.8% in the 1999 Period from 79.8% in the 1998 Period primarily due to increases in royalties associated with a change of mix of product sales toward stand alone products. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 91.3% in the 1999 Period from 90.2% in the 1998 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

      Selling and marketing expense increased $37,000, or 3.2% to $1.204 million in the 1999 Period from $1.167 million in the 1998 Period. As a percentage of net revenues, selling and marketing expenses increased to 34.7% in the 1999 Period from 32.0% in the 1998 Period. The increase is primarily attributable to expanded direct marketing, advertising and other promotional activities, and the decrease in sales volume.

      Research and development expense increased $55,000, or 7.8% to $766,000 in the 1999 Period from $711,000 in the 1998 Period. As a percentage of net revenues, research and development costs increased to 22.1% in the 1999 Period from 19.5% in the 1998 Period. The increase was primarily attributable to increased personnel costs associated with research and development, and also due to lower sales volume.

      General and administrative expense increased $3,000 or 0.5% to $633,000 in the 1999 Period from $630,000 in the 1998 Period. As a percentage of net revenues, general and administrative costs increased to 18.2% in the 1999 Period from 17.3% in the 1998 Period as a result of lower sales volume.

      The operating income decreased to $160,000 in the 1999 Period from $501,000 in the 1998 Period. As a percentage of net revenues, operating income decreased to 4.6% in the 1999 Period from 13.8% in the 1998 Period as a result of the factors described above.

      Interest income increased $4,000 to $203,000 in the 1999 Period from $199,000 in the 1998 Period. Other income increase $21,200 to $21,800 in the 1999 Period from $600 in the 1998 Period. The increased in interest income was primarily attributable to higher cash balances. The increase in other income was as a result of a refund of use taxes paid in a prior period.

Liquidity and Capital Resources

      The Company's financial position remains strong, with working capital of $15.4 million and long-term debt of only $61,000. Cash plus short-term investments aggregated approximately $16.7 million at September 30, 1999. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At September 30, 1999, the Company had no borrowings outstanding under this line of credit.

Impact of the Year 2000 Issue

      The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems; (3) computer hardware and other equipment related systems; and (4) external. Based on the Company's analysis through November 8, 1999, the Company does not believe that the Y2K issue will materially affect its business or involve material costs to the Company.

      The Company's most current version of its software products have been tested and confirmed to be Y2K compliant. Previous product versions, as well as products that the Company no longer actively sells, have not been tested for Y2K compliance. Accordingly, no assurance can be given as to such prior products' Y2K compliance status. In addition, since many of the Company's products run in conjunction with 3rd party products such as AutoCAD, Microstation and IntelliCAD, their Y2K compatibility can be dependent on the Year 2000 compatibility of those 3rd party products. According to public statements made by the manufacturers of AutoCAD, Microstation and IntelliCAD, recent versions of these products are

Y2K compliant. However, these companies gave no assurances as to the Y2K compliance of significantly older versions of their respective products.

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

     The fourth aspect of the Company's Y2K analysis involves evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company has obtained documentation and certification from most vendors regarding their Y2K compliance. Based upon the vendors who have responded, which includes substantially all material vendors, it appears that there is no material Y2K exposure to the Company. However, if the Company determines, after receiving additional responses to the aforementioned inquiries, that its vendors' Y2K issues could result in material disruptions to their respective businesses, the Company may attempt to seek alternative suppliers.

     Based upon the evaluation, remediation and testing activities described above, we believe the Company's most recent product versions, internal systems, computer hardware and other equipment systems will be Y2K compliant. However, as identified above, our testing can only simulate the Year 2000. Accordingly, the Company cannot guarantee that it will not be effected by Y2K-related problems, particularly with respect to the Company's vendors.

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

None

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


                                        EAGLE POINT SOFTWARE CORPORATION
                                        --------------------------------
                                                  (Registrant)



Date:  November 12, 1999                     BY:   /s/  Rodney L. Blum
------------------------                     -------------------------
                                             Rodney L. Blum
                                             Chairman, President and Chief
                                             Executive Officer



Date:  November 12, 1999                     BY:   /s/  Dennis J. George
------------------------                     ---------------------------
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