Form 10-Q
period 1999-12-31
EAGLE POINT SOFTWARE CORP
filed 2000-02-11
CIK 945066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

Commission file number: 0-26170

                       Eagle Point Software Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                          42-1204819
(State or other jurisdiction of                           (I.R.S.employer
incorporation or organization)                            identification number)

                 4131 Westmark Drive, Dubuque, IA  52002-2627
                   (address of principal executive offices)

                                (319) 556-8392
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of February 10, 2000:
4,846,476 shares.

                        Eagle Point Software Corporation

                                   Form 10-Q
                    For the quarter ended December 31, 1999
                                     Index


                         PART I. Financial Information
                         -----------------------------

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         December 31, 1999 and June 30, 1999                                  3

         Consolidated Statements of Operations -
         for the three and six month periods,
         ended December 31, 1999 and 1998                                     5

         Consolidated Statements of Cash Flows -
         for the six months ended December 31, 1999 and 1998                  6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3   Quantitative and Qualitative Disclosures about Market Risk          12


                           PART II. Other Information
                           --------------------------

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    14


         SIGNATURES                                                          15

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      December 31,                   June 30,
                                                                                 ------------------------------------------------
                                                                                          1999                         1999
                                                                                       (Unaudited)                   (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 7,580,922                 $ 5,481,640
  Short-term investments                                                                    7,016,662                  11,040,912
  Accounts receivable (net of allowances of $176,416 and $218,309, respectively)            2,711,247                   1,654,487
  Interest receivable                                                                          72,268                      83,914
  Deferred income taxes                                                                       242,927                     242,927
  Inventories                                                                                 527,926                     120,531
  Income taxes receivable                                                                      59,869                       3,942
  Prepaid expenses and other assets                                                           192,196                      82,671
                                                                                 --------------------          ------------------
          Total current assets                                                             18,404,017                  18,711,024

PROPERTY & EQUIPMENT, NET                                                                   6,529,009                   6,555,782
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $481,484 and $335,941 respectively)                                                       1,152,296                     157,967
NON-COMPETE AGREEMENTS (net of accumulated amortization of $323,390
  and $276,863 respectively)                                                                  101,675                     148,202
GOODWILL, NET                                                                                 700,735                           0
DEFERRED INCOME TAXES                                                                         570,505                     570,505
                                                                                 --------------------          ------------------
TOTAL ASSETS                                                                              $27,458,237                 $26,143,480
                                                                                 ====================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                       $    43,512                 $    71,434
  Accounts payable                                                                            129,622                     112,773
  Accrued expenses                                                                          1,678,902                   1,094,578
  Deferred revenues                                                                         2,658,566                   2,403,456
                                                                                 --------------------          ------------------
          Total current liabilities                                                         4,510,602                   3,682,241

LONG-TERM DEBT                                                                                 28,571                      64,343
DEFERRED REVENUES                                                                             222,716                     214,691
                                                                                 --------------------          ------------------
          Total liabilities                                                                 4,761,889                   3,961,275

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,                  June 30,
                                                                                 ----------------------------------------------
                                                                                          1999                        1999
                                                                                      (Unaudited)                  (Audited)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at December 31, 1999 and June 30, 1999
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
  Shares issued and outstanding at December 31, 1999 and June 30, 1999                        49,417                     49,417
Additional paid-in capital                                                                17,624,290                 17,624,290
Retained earnings                                                                          5,499,863                  5,058,091
                                                                                   -----------------          -----------------
                                                                                          23,173,570                 22,731,798

Treasury stock, at cost; 95,254 shares at December 31, 1999
 and 108,877 shares at June 30, 1999                                                        (477,222)                  (549,593)
                                                                                   -----------------          -----------------
          Total stockholders' equity                                                      22,696,348                 22,182,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $27,458,237                $26,143,480
                                                                                 ===================          =================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

===================================================================================================================================

                                                      Three Months Ended                      Six Months Ended
                                                           December 31,                          December 31,
                                                -------------------------------        ---------------------------------
                                                     1999             1998                  1999              1998
Net revenues
    Product sales                                 $3,108,660       $2,710,927            $5,310,720         $5,381,773
    Training and support                           1,251,185          978,847             2,520,250          1,949,704
                                                --------------   --------------        --------------     --------------
        Total net revenues                         4,359,845        3,689,774             7,830,970          7,331,477
                                                --------------   --------------        --------------     --------------

Cost of revenues
   Product sales                                     936,691          546,246             1,535,310          1,084,294
   Training and support                               89,321           98,178               199,420            193,336
                                                --------------   --------------        --------------     --------------
       Total cost of revenues                      1,026,012          664,424             1,734,730          1,277,630
                                                --------------   --------------        --------------     --------------
Gross profit                                       3,333,833        3,045,350             6,096,240          6,053,847
                                                --------------   --------------        --------------     --------------

Operating expenses:
   Selling and marketing                           1,569,890        1,141,621             2,773,507          2,308,430
   Research and development                          717,058          721,207             1,483,231          1,431,993
   General and administrative                        721,719          653,835             1,354,545          1,283,633
   Acquisition related charges                       261,136                0               261,136                  0
                                                --------------   --------------        --------------     --------------
      Total operating expenses                     3,269,803        2,516,663             5,872,419          5,024,056
                                                --------------   --------------        --------------     --------------


Operating income                                      64,030          528,687               223,821          1,029,791

Other income; net:
   Interest income, net of expense                   193,620          191,160               396,315            389,917
   Other income, net                                  21,970              277                43,799                924
                                                --------------   --------------        --------------     --------------

Income before income taxes                           279,620          720,124               663,935          1,420,632
Income tax expense                                    85,175          232,450               222,161            476,198
                                                --------------   --------------        --------------     --------------
Net income                                        $  194,445       $  487,674            $  441,774         $  944,434
                                                ==============   ==============        ==============     ==============

Weighted average common
 shares outstanding                                4,846,476        4,825,853             4,846,476          4,821,066
                                                ==============   ==============        ==============     ==============


Basic income per share                            $     0.04       $     0.10            $     0.09         $     0.20
                                                ==============   ==============        ==============     ==============

Weighted average common
 and common equivalent shares outstanding          4,940,645        5,016,556             4,944,067          5,005,235
                                                ==============   ==============        ==============     ==============

Diluted income per share                          $     0.04       $     0.10            $     0.09         $     0.19
                                                ==============   ==============        ==============     ==============

SEE NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

========================================================================================================================

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                            --------------------------------------------
                                                                                1999                            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   441,774                     $    944,434
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                               640,654                          579,230
    Amortization of software development costs                                  145,543                          120,784
    Charge for purchased research and development                                78,600                                0
    Changes in assets and liabilities:
      Accounts receivable                                                    (1,056,760)                         277,471
      Interest receivable                                                        11,646                          (13,456)
      Income taxes receivable                                                   (55,927)                          41,786
      Inventories                                                              (407,383)                         (17,486)
      Prepaid expenses                                                         (109,525)                         (28,868)
      Accounts payable                                                           16,849                          (57,092)
      Deferred revenues                                                         263,133                         (583,663)
      Accrued expenses                                                          584,324                           89,262
      Other                                                                           0                          (35,522)
                                                                            -----------                     ------------
                    Net cash provided by operating activities                   832,927                        1,316,880
                                                                            -----------                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (508,889)                        (323,426)
  Software development costs:
    Capitalized software costs                                                 (167,873)                         (25,014)
    Payments to acquire companies                                            (2,089,812)
  Purchases of investments                                                   (2,012,575)                     (10,075,643)
  Proceeds from maturities of investments                                     6,036,825                        8,028,311
                                                                            -----------                     ------------
          Net cash, provided by (used in) investing activities                1,257,676                       (2,395,772)
                                                                            -----------                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                    (63,692)                        (176,912)
  Purchases of treasury stock                                                                                   (242,603)
  Proceeds from issuance of treasury stock                                       72,371                          279,545
                                                                            -----------                     ------------
          Net cash, provided by (used in) financing activities                    8,679                         (139,970)
                                                                            -----------                     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       2,099,282                       (1,218,862)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         5,481,640                        4,662,570
                                                                            -----------                     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                             $ 7,580,922                     $  3,443,708
                                                                            ===========                     ============

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENT OF CASH FLOWS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
                                                                                            December 31,
                                                                      ------------------------------------------------------
                                                                            1999                                 1998

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                          $             146              $                   425
                                                                      =================              =======================
    Income taxes                                                      $         320,897              $               342,808
                                                                      =================              =======================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Payments to acquire companies:
         Inventories                                                  $         280,012
         Property and equipment                                                  49,369
         Purchased research and development                                      78,600
         Developed product technology                                           972,000
         Goodwill                                                               709,831
                                                                      -----------------              -----------------------
                                                                      $       2,089,812              $                     0
                                                                      =================              =======================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


1.  Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of December 31, 1999 and June 30, 1999, and the results of operations and cash flows for the three-month and six month period ended December 31, 1999.

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

3.  Business Combination

On December 1, 1999, the Company purchased substantially all of the assets of Surveyors Module International, LLC, a Tennessee limited liability company ("SMI"). The purchase price was approximately $2,000,000 in cash. Additionally, the Company is obligated to make contingent cash payments during each of the next two years equal to (1) 70% of the gross profits attributable to the acquired business, after making specific adjustments, for adjusted annual gross profits of between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. SMI, located in Church Hill, Tennessee, is a software developer for the surveying hand-held data collection marketplace.

The results of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the six month periods ended

December 31, 1999 and 1998 as if the acquisition had occurred at the beginning of each period are as follows:

                                    Six months ended
                                      December 31,
          Consolidated              1999        1998
          ------------           ----------  ----------
          Total Revenues         $9,618,992  $8,560,068
          Net income             $  680,274  $1,104,374
          Earnings per share:
            Basic                $     0.14  $     0.23
            Diluted              $     0.14  $     0.22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended December 31, 1999 and the Company's report on Form 10-K for the year ended June 30, 1999.

Results of Operations

     Net revenues increased $500,000 or 6.8% to $7.8 million for the six months ended December 31, 1999 (the "1999 Period"), from $7.3 million for the six months ended December 31, 1998 (the "1998 Period"). The Company experienced a slight decrease in product revenues in the 1999 period and an increase in training and support revenues. The decrease in product revenues was primarily attributable to the fact that in the 1998 Period the Company recognized a net $864,000 of revenues previously deferred as part of a continuing upgrade promotion. However, the decrease in product revenues was partially offset by an increase in product revenues from the SMI acquisition. Training and support revenues were favorably affected in the 1999 Period by the release of new products and product upgrades in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs. In addition, $42,000 of the 1999 Period's software revenues, that were part of a continuing upgrade promotion, was deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of product upgrades. $292,000 of previously deferred software revenues was recognized during the 1999 Period as the product upgrades, for which the revenue was initially deferred, were shipped.

     Gross profit remained at $6.1 million for both the 1999 Period and the 1998 Period. Gross profit as percentage of net revenues decreased to 77.8% in the 1999 Period from 82.6% in the 1998 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 71.1% in the 1999 Period from 79.9% in the 1998 Period. This decrease is attributable to a shift in the mix of product sales. Eagle Point products, which have higher gross profit margins than resales of third party products, decreased to 90.7% of product sales in the 1999 Period from 96.7% in the 1998 Period. Resales of third party products, which have a much lower gross profit margin, increased to 9.3% of product sales in the 1999 period from 3.3% in the 1998 Period. This increase is primarily attributable to the SMI acquisition. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 92.1% in the 1999 Period from 90.1% in the 1998 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

     Selling and marketing expense increased $465,000 or 20.1% to $2.7 million in the 1999 Period from $2.3 million in the 1998 Period. As a percentage of net revenues, selling and marketing expenses increased to 35.4% in the 1999 Period from 31.5% in the 1998 Period. The increase is primarily attributable to higher personnel costs associated with an increase in the sales and marketing staff.

     Research and development expense increased $51,000 or 3.6% to $1.483 million in the 1999 Period from $1.432 million in the 1998 Period. As a percentage of net revenues, research and development expenses decreased to 18.9% in the 1999 Period from 19.5% in the 1998 Period. The increase is primarily attributable to higher personnel costs associated with an increase in the research and development staff. The decrease in research and development as a percentage of revenues is attributable to the increase in sales volume.

     General and administrative expense increased $71,000, or 5.5% to $1.355 million in the 1999 Period from $1.284 million in the 1998 Period. As a percentage of net revenues, general and administrative expenses decreased slightly to 17.3% in the 1999 Period from 17.5% in the 1998 Period. The increase is primarily attributable to higher general and administrative personnel costs.

     Operating income decreased $806,000 to $224,000 in the 1999 Period from $1.030 million in the 1998 Period, and as percentage of net revenues, decreased to 2.9% in the 1999 Period from 14.0% in the 1998 Period. The Company incurred $261,000 of non-recurring charges in the 1999 period which included a $79,000 charge for purchased research and development in connection with the SMI acquisition and $182,000 of other acquisition related charges. Excluding these non-recurring charges, operating income decreased $545,000 to $485,000 in the 1999 Period from $1.030 million in the 1998 Period and as a percentage of net revenues decreased to 6.2% in the 1999 Period from 14.0% in the 1998 Period as a result of factors described above.

     Interest income increased $5,000 to $397,000 in the 1999 Period from $392,000 in the 1998 Period. Other income increased $42,900 to $43,800 in the 1999 Period from $900 in the 1998 Period. The increase in interest income was primarily attributable to higher cash balances. The increase in other income was as a result of a refund of use taxes paid in a prior period.

Liquidity and Capital Resources

     The Company's financial position remains strong with working capital of $13.9 million and long-term debt of only $29,000. Cash and short-term investments aggregated approximately $14.6 million at December 31, 1999. The Company also has available a $2.0 million unsecured line of credit from it's principal bank. At December 31, 1999 the Company had no borrowings outstanding under this line of credit.

Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. A significant concern was that computer systems based on a two-digit format would be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations.

     The Company developed a plan to address four general areas of potential exposure with respect to the Y2K problem: (1) its own software products; (2) internal informational systems;

(3) computer hardware and other equipment related systems; and (4) external. In accordance with this plan, the Company identified any area of potential exposure and performed remediation procedures to correct these situations. All remediation activities were completed and preliminary testing in a simulated Y2K environment was performed.

     The fourth aspect of the Company's Y2K analysis involved evaluating major vendors' Y2K exposure and their efforts to address such exposure. The Company obtained documentation and certification from most vendors regarding their Y2K compliance. Based upon the vendors who responded, which included substantially all material vendors, there did not appear to be a material Y2K exposure to the Company.

     As of February 8, 2000, the Company has not experienced any material Y2K issues. The Company will continue to monitor these areas as there may remain certain Y2K issues which could impact the Company in fiscal year 2000. However, with the continued the passage of time beyond January 1, 2000 the potential for problems continually diminishes.

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

The Company held its Annual Meeting of Stockholders on December 16, 1999.

The following matters were voted upon at the Annual Meeting of Stockholders:

     1. The stockholders elected as directors to serve until the 2002 Annual Meeting of Stockholders:

          John F. Biver    (4,703,959 votes FOR; 26,291 votes WITHHELD)
          James P. Hickey  (4,706,459 votes FOR; 23,791 votes WITHHELD)

     2. The stockholders approved the Eagle Point Software Corporation 1999 Stock Option Plan.

          (3,464,180 votes FOR; 208,483 votes AGAINST; 20,584 votes ABSTAINED)

     3. The stockholders approved amendments to the Eagle Point Software Corporation 1995 Employee Stock Purchase Plan.

          (3,462,886 votes FOR; 208,718 votes AGAINST; 21,643 votes ABSTAINED)

     4. The stockholders ratified the appointment of Deloitte & Touche, LLP, the Company's independent public accountants for the fiscal year ending June 30, 2000.

          (4,700,712 votes FOR; 13,700 votes AGAINST; 15,838 votes ABSTAINED)

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11    Statement Regarding Computation of Net Earnings Per Share

          27    Financial Data Schedule

     (b)  Reports on Form 8-K:

          Form 8-K filed on December 13, 1999 relating to the Company's purchased of substantially all of the assets of Surveyors Module International, LLC.

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



Date:  February 11, 1999          BY: /s/  Rodney L. Blum
------------------------          -------------------------
                                  Rodney L. Blum
                                  Chairman, President and Chief
                                  Executive Officer



Date:  February 11, 1999          BY: /s/  Dennis J. George
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