Form 10-Q
period 2000-03-31
EAGLE POINT SOFTWARE CORP
filed 2000-05-15
CIK 945066

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended March 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from _______________to______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No____
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of May 10, 2000:
4,846,482 shares.
--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                     For the quarter ended March 31, 2000
                                     Index

                         PART I. Financial Information
                         -----------------------------
                                                                            Page
                                                                            ----

Item 1   Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 2000 and June 30, 1999                                      3

         Consolidated Statements of Operations -
         for the three and nine month periods ended March 31, 2000 and 1999    5

         Consolidated Statements of Cash Flows -
         for the nine months ended March 31, 2000 and 1999                     6

         Notes to Consolidated Financial Statements                            8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Item 3   Quantitative and Qualitative Disclosure about Market Risk            11


                          PART II. Other Information
                          --------------------------

Item 1   Legal Proceedings                                                    11

Item 2   Changes in Securities and Use of Proceeds                            11

Item 3   Defaults Upon Senior Securities                                      11

Item 4   Submission of Matters to a Vote of Security Holders                  11

Item 5   Other Information                                                    11

Item 6   Exhibits and Reports on Form 8-K                                     12


          SIGNATURES                                                          13

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------


                                                                                           March 31,                June 30,
                                                                                       ------------------------------------------
                                                                                             2000                     1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 10,317,657                $    5,481,640
  Short-term investments                                                                  4,007,093                    11,040,912
  Accounts receivable (net of allowances of $231,781 and $218,309, respectively)          2,652,405                     1,654,487
  Interest receivable                                                                        26,875                        83,914
  Deferred income taxes                                                                     242,927                       242,927
  Inventories                                                                               734,651                       120,531
  Income taxes receivable                                                                    37,179                         3,942
  Prepaid expenses and other assets                                                         182,415                        82,671
                                                                                       ------------                --------------
          Total current assets                                                           18,201,202                    18,711,024

PROPERTY & EQUIPMENT, NET                                                                 6,447,735                     6,555,782
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $604,441 and $335,941, respectively)                                                    1,086,938                       157,967
NON-COMPETE AGREEMENTS (net of accumulated amortization of $345,147
 and $276,863, respectively)                                                                 79,918                       148,202
GOODWILL (net of accumulated amortization of $36,387)                                       673,444                             0
DEFERRED INCOME TAXES                                                                       570,505                       570,505
                                                                                       ------------                --------------
TOTAL ASSETS                                                                           $ 27,059,742                $   26,143,480
                                                                                       ============                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                    $     39,656                        71,434
  Accounts payable                                                                          217,902                       112,773
  Accrued expenses                                                                        1,183,219                     1,094,578
  Deferred revenues                                                                       2,648,708                     2,403,456
                                                                                       ------------                --------------
          Total current liabilities                                                       4,089,485                     3,682,241

LONG-TERM DEBT                                                                               28,571                        64,342
DEFERRED REVENUES                                                                           214,280                       214,692
                                                                                       ------------                --------------
          Total liabilities                                                               4,332,336                     3,961,275
                                                                                       ------------                --------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)


--------------------------------------------------------------------------------


                                                                                               March 31,                June 30,
                                                                                         ------------------         ----------------
                                                                                                 2000                     1999
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  March 31, 2000 and June 30, 1999

Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730 shares
  issued and outstanding at March 31, 2000 and June 30, 1999                                         49,417                  49,417
Additional paid-in capital                                                                       17,624,290              17,624,290
Retained earnings                                                                                 5,530,769               5,058,091
                                                                                         ------------------        ----------------
                                                                                                 23,204,476              22,731,798

Treasury stock, at cost; 109,093 shares at March 31, 2000 and 150,276
shares at June 30, 1999                                                                            (477,070)               (549,593)
                                                                                       --------------------        ----------------
          Total stockholders' equity                                                             22,727,406              22,182,205
                                                                                       --------------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $         27,059,742        $     26,143,480
                                                                                       ====================        ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

================================================================================

                                                           Three Months Ended            Nine Months Ended
                                                                March 31,                    March 31,
                                                       --------------------------   --------------------------
                                                           2000          1999           2000          1999
Net revenues
      Product sales
      Training and support                             $ 3,759,042   $ 2,557,806    $ 9,069,762   $ 7,939,578
                                                         1,491,860     1,047,262      4,012,110     2,996,967
                                                       -----------   -----------    -----------   -----------
          Total net revenues                             5,250,902     3,605,068     13,081,872    10,936,545
                                                       -----------   -----------    -----------   -----------

Cost of revenues
      Product sales                                      1,439,402       606,551      2,974,712     1,690,845
      Training and support                                 218,736       113,089        418,156       306,425
                                                       -----------   -----------    -----------   -----------
          Total cost of revenues                         1,658,138       719,640      3,392,868     1,997,270
                                                       -----------   -----------    -----------   -----------

Gross Profit                                             3,592,764     2,885,428      9,689,004     8,939,275
                                                       -----------   -----------    -----------   -----------

Operating expenses:
      Selling and marketing                              2,009,490     1,126,686      4,782,997     3,435,116
      Research and development                             922,314       650,931      2,405,545     2,082,924
      General and administrative                           834,249       620,447      2,188,794     1,904,079
      Acquisition related charges                                                       261,136
                                                       -------------------------    -------------------------
          Total operating expenses                       3,766,053     2,398,064      9,638,472     7,422,118
                                                       -----------   -----------    -----------   -----------

Operating income (loss) from continuing
operations                                                (173,289)      487,364         50,532     1,517,157

Other income (expense):
      Interest income, net of expense                      183,432       180,748        579,748       570,665
      Other income (expense)                                46,567           548         90,365         1,472
                                                       -----------   -----------    -----------   -----------

Income from continuing operations
      before income taxes                                   56,710       668,660        720,645     2,089,294
Income tax expense                                          25,747       216,827        247,908       693,025
                                                       -----------   -----------    -----------   -----------
Net income                                             $    30,963   $   451,833    $   472,737   $ 1,396,269
                                                       ===========   ===========    ===========   ===========

Weighted average common shares outstanding
                                                         4,846,495     4,832,570      4,846,482     4,824,844
                                                       ===========   ===========    ===========   ===========

Basic income per share                                 $      0.01   $      0.09    $      0.10   $      0.29
                                                       ===========   ===========    ===========   ===========

Weighted average common and common
      equivalent shares outstanding                      4,953,426     4,973,139      4,947,007     4,993,937
                                                       ===========   ===========    ===========   ===========

Diluted income per share                                      0.01          0.09           0.10          0.28
                                                       ===========   ===========    ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                             2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    472,737         $ 1,396,269

  Adjustments to reconcile net income to net
    cash provided  by operating activities:
    Depreciation and amortization                                               984,238             840,965
    Amortization of software development costs                                  268,497             183,253
    Charge for purchased research and development                                78,600
    Changes in assets and liabilities:
      Accounts receivable                                                      (997,918)            257,649
      Interest receivable                                                        57,039             (10,872)
      Income taxes payable/receivable                                           (33,237)             82,414
      Inventories                                                              (334,108)             (3,903)
      Prepaid expenses                                                          (99,745)            (64,320)
      Accounts payable                                                          105,129              84,627
      Deferred revenues                                                         244,840            (853,086)
      Accrued expenses                                                           88,641             121,027
      Other                                                                          94             (79,008)
          Net cash provided by operating activities                        ------------         -----------
                                                                                834,807           1,955,015
                                                                           ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment
  Software development costs                                                   (722,151)           (425,743)
  Capitalized software costs                                                   (225,468)           (105,401)
  Payment to acquire company                                                 (2,089,812)
  Purchases of investments                                                   (2,012,575)        (13,075,110)
  Proceeds from maturities of investments                                     9,046,394          10,028,311
                                                                           ------------         -----------
          Net cash provided by (used in) investing
              activities                                                      3,996,388          (3,577,943)
                                                                           ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                    (67,549)           (180,654)
  Purchases of treasury stock                                                                      (245,064)
  Proceeds from issuance of treasury stock                                       72,371             281,860
                                                                           ------------         -----------
          Net cash provided by (used in) financing
              activities                                                          4,822            (143,858)
                                                                           ------------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       4,836,017          (1,766,786)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         5,481,640           4,662,570
                                                                           ------------         -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $ 10,317,657         $ 2,895,784
                                                                           ============         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                               $      1,492         $     9,594
                                                                           ============         ===========
    Income taxes                                                           $    321,425         $   519,008
                                                                           ============         ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                            2000              1999
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Payment to acquire company:
     Inventories                                            280,012
     Property and equipment                                  49,369               0
     Purchased research and development                      78,600               0
     Development product technology                         972,000               0
     Goodwill                                               709,831               0
                                                        -----------    ------------
                                                        $ 2,089,812    $          0
                                                        ===========    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

1.  Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 2000 and June 30, 1999, and the results of operations and cash flows for the nine-month period ended March 31, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

         This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended March 31, 2000 and the Company's report on Form 10-K for the year ended June 30, 1999.

Results of Operations

     Net revenues increased $1.6 million or 45.7% to $5.2 million for the three months ended March 31, 2000 (the "2000 Quarter"), from $3.6 million for the three months ended March 31, 1999 (the "1999 Quarter"). The Company experienced an increase in product revenues and in training and support revenues in the 2000 Quarter. The increase in product revenues is attributable to increased sales and marketing efforts and the Company's SMI acquisition. Training and support revenues were favorably affected in the 2000 Quarter by the release of new products in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs. In addition, $20,000 of the 2000 Quarter's software revenues, that were part of a continuing upgrade promotion, was deferred. The revenues deferred under this promotion will be recognized upon the future release and subsequent shipment of product upgrades. $310,000 of previously deferred software revenues was recognized during the 1999 Quarter as the product upgrades, for which the revenue was initially deferred, were shipped.

     For the nine months ended March 31, 2000, net revenues increased 19.6% to $13.1 million from $10.9 million for the comparable period in 1999. Both components of net revenue, product revenue and training and support revenue, increased in 2000 compared to the same nine month period in 1999. Product revenues increased 14.2% to $9.1 million from $7.9 million for the comparable period in 1999. Training and support revenues increased 33.9% to $4.0 million from $3.0 million for the comparable period in 1999. The increase in product revenues is attributable to increased sales and marketing efforts and the Company's SMI acquisition. Training and support revenues were favorably affected by the release of new products in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs. In addition, the Company recognized $292,000 of previously deferred software revenues in the nine months ended March 31, 2000, and $1.3 million of previously deferred software revenues in the nine months ended March 31, 1999 as the product upgrades, for which the revenue was initially deferred, were shipped.

     Gross profit increased $700,000 or 24.5% to $3.6 million in the 2000 Quarter from $2.9 million in the 1999 Quarter. For the nine months ended March 31, 2000 gross profit increased $800,000 or 8.4% to $9.7 million from $8.9 million for the comparable period in 1999. Gross profit as a percentage of net revenues decreased to 68.4% in the 2000 Quarter from 80.0% in the 1999 Quarter, and decreased to 74.1% for the nine month period ending March 31, 2000 from 81.7% for the comparable period in 1999. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 62.0% for the three months ended March 31, 2000 from 76.3% for the same period in 1999, and to 67.2% for the nine month period ended March 31, 2000 from 78.7% for the comparable period in 1999. These decreases are due to a shift in the mix of product sales. Eagle Point products, which have higher gross profit margins than resales of third party products, decreased to 77.3% of product sales in the 2000 Quarter from 98.2% of product sales in the 1999 Quarter, and to 85.2% of product sales for the nine month period ending March 31, 2000 from 97.2% of product sales for the comparable period in 1999. Resales of third party products, which have a much lower gross profit margin, increased in the 2000 Quarter to 22.7% of product sales from 1.8% of product sales in the 1999 Quarter, and for the nine month period ending March 31, 2000 increased to 14.8% of product sales from 2.8% of product sales for the comparable period in 1999. This increase is primarily attributable to the SMI acquisition. Gross profit as a percentage of net revenues relating to training and support decreased to 85.3% in the 2000 Quarter from 89.2% in the 1999 Quarter. This decrease is attributable to a shift in the sales mix toward training revenues, which have a lower gross profit margin than support and maintenance. For the nine month period ending March 31, 2000 gross profit as a percentage of net revenues relating to training and support was 89.6% as compared to 89.8% for the same nine month period in 1999.

     Selling and marketing expense increased $900,000 or 78.4% to $2.0 million in the 2000 Quarter from $1.1 million in the 1999 Quarter. As a percentage of net revenues, selling and marketing expenses increased to 38.3% in the 2000 Quarter from 31.3% in the 1999 Quarter. For the nine months ended March 31, 2000 these expenses increased $1.4 million or 39.2% to 4.8 million from 3.4 million for the comparable period in 1999. These increases are primarily attributable to higher personnel costs associated with an increase in the sales and marketing staff.

     Research and development expense increased $272,000 or 41.8% to $923,000 in the 2000 Quarter from $651,000 in the 1999 Quarter. As a percentage of net revenues, research and development expense decreased to 17.6% in the 2000 Quarter from 18.1% in the 1999 Quarter. For the nine months ended March 31, 2000 these expenses increased $300,000 or 15.5% to $2.4 million from $2.1 million for the comparable period in 1999. As a percentage of net revenues, research and development expenses decreased to 18.4% from 19.0% in the nine months ended March 31, 1999. The increases are primarily attributable to higher personnel costs associated with an increase in the research and development staff. The decreases are attributable to the increase in sales volume.

     General and administrative expenses increased $214,000 or 34.4% to $834,000 in the 2000 Quarter from $620,000 in the 1999 Quarter. As a percentage of net revenues, general and administrative expenses decreased to 15.9% in the 2000 Quarter from 17.2% in the 1999 Quarter. For the nine month period ended March 31, 2000 general and administrative expenses increased $300,000 or 14.9% to $2.2 million from $1.9 million for the comparable period in 1999. As a percentage of net revenues, these expenses decreased to 16.7% from 17.4% in the nine months ended March 31, 1999. The increases are primarily attributable to higher general and administrative personnel costs. The decreases are attributable to the increase in sales volume.

     Operating income decreased $660,000 or 135.56% to an operating loss of $173,000 in the 2000 Quarter from operating income of 487,000 in the 1999 Quarter. Operating income as a percentage of net revenue decreased to -3.3% in the 2000 Quarter from 13.5% in the 1999 Quarter. For the nine month period ended March 31, 2000 operating income decreased $1.45 million or 96.7% to $50,000 from $1.5 million for the comparable period in 1999. As a percentage of net revenues, operating income also decreased to 0.4% from 13.9% in the nine months ended March 31, 1999. In the nine month period ended March 31, 2000, the Company incurred $261,000 of non-recurring charges, which included a $79,000 charge for purchased research and development in connection with the SMI acquisition and $182,000 of other acquisition related charges. Excluding these non-recurring charges, operating income decreased $1.19 million or 79.5% for the nine months ended March 31, 2000 from $1.5 million for the comparable period in 1999, and as a percentage of net revenues decreased to 2.4% in the 2000 period from 13.9% in the 1999 period.

     Interest income decreased $6,000 to $184,000 in the 2000 Quarter from $190,000 in the 1999 Quarter, and $2,000 in the nine month period to $581,000 from $583,000 in the comparable 1999 period. Other income increased $46,000 to $46,500 in the 2000 Quarter from $500 in the 1999 Quarter, and $88,000 to $90,000 in the nine month period from $2,000 in the comparable 1999 period. Interest income decreased due to lower cash balances primarily attributable to the SMI acquisition. Other income increased as a result of a refund of use taxes paid in a prior period and due to income received for rents collected for office space in a portion of the Company's corporate headquarters.

Liquidity and Capital Resources

     The Company's financial position remains strong with working capital of $14.1 million and long-term debt of only $29,000. Cash and short-term investments aggregated approximately $14.3 million at March 31, 2000. The Company also has available a $2.0 million unsecured line of credit from it's principal bank. At March 31, 2000 the Company had no borrowings outstanding under this line of credit.

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

      (b)  Reports on Form 8-K

           None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       EAGLE POINT SOFTWARE CORPORATION
                                       --------------------------------
                                                  (Registrant)



Date: May 15, 2000                          BY: /s/  Rodney L. Blum
-------------------                         ---------------------------
                                            Rodney L. Blum
                                            Chairman, President and Chief
                                                  Executive Officer


Date: May 15, 2000                          BY: /s/  Dennis J. George
-------------------                         ----------------------------
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