Form 10-Q/A
period 2000-03-31
EAGLE POINT SOFTWARE CORP
filed 2000-05-26
CIK 945066

 -----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


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

-------------------------------------------------------------------------------

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000, for the quarter ended March 31, 2000, to include Note 3 to the Consolidated Financial Statements which was unintentionally omitted.



                       Eagle Point Software Corporation


                                  Form 10-Q/A
                     For the quarter ended March 31, 2000
                                     Index


                         PART I. Financial Information
                         -----------------------------
                                                                        Page
                                                                        ----

   Item 1.   Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets -
             March 31, 2000 and June 30, 1999                             3

             Consolidated Statements of Operations -
             for the three and nine month periods ended March 31, 2000
             and 1999                                                     5

             Consolidated Statements of Cash Flows -
             for the nine months ended March 31, 2000 and 1999            6

             Notes to Consolidated Financial Statements                   8

             SIGNATURES                                                  10

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,                June 30,
                                                                                     ------------------------------------------
                                                                                           2000                     1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $    10,317,657            $     5,481,640
  Short-term investments                                                                   4,007,093                 11,040,912
  Accounts receivable (net of allowances of $231,781 and $218,309, respectively)           2,652,405                  1,654,487
  Interest receivable                                                                         26,875                     83,914
  Deferred income taxes                                                                      242,927                    242,927
  Inventories                                                                                734,651                    120,531
  Income taxes receivable                                                                     37,179                      3,942
  Prepaid expenses and other assets                                                          182,415                     82,671
                                                                                     ---------------            ---------------
          Total current assets                                                            18,201,202                 18,711,024

PROPERTY & EQUIPMENT, NET                                                                  6,447,735                  6,555,782
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
 $604,441 and $335,941, respectively)                                                      1,086,938                    157,967
NON-COMPETE AGREEMENTS (net of accumulated amortization of $345,147
 and $276,863, respectively)                                                                  79,918                    148,202
GOODWILL (net of accumulated amortization of $36,387)                                        673,444
DEFERRED INCOME TAXES                                                                        570,505                    570,505
                                                                                     ---------------            ---------------
TOTAL ASSETS                                                                         $    27,059,742            $    26,143,480
                                                                                     ===============            ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                  $        39,656            $        71,434
  Accounts payable                                                                           217,902                    112,773
  Accrued expenses                                                                         1,183,219                  1,094,578
  Deferred revenues                                                                        2,648,708                  2,403,456
                                                                                     ---------------            ---------------
          Total current liabilities                                                        4,089,485                  3,682,241

LONG-TERM DEBT
DEFERRED REVENUES                                                                             28,571                     64,342
                                                                                             214,280                    214,692
                                                                                     ---------------            ---------------
          Total liabilities                                                                4,332,336                  3,961,275
                                                                                     ---------------            ---------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)



-------------------------------------------------------------------------------------------------------------------------------

                                                                                          March 31,                June 30,
                                                                                     -----------------        -----------------
                                                                                           2000                    1999
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  March 31, 2000 and June 30, 1999
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730 shares
  issued and outstanding at March 31, 2000 and June 30, 1999                                    49,417                   49,417
Additional paid-in capital                                                                  17,624,290               17,624,290
Retained earnings                                                                            5,530,769                5,058,091
                                                                                     -----------------        -----------------
                                                                                            23,204,476               22,731,798

Treasury stock, at cost; 109,093 shares at March 31, 2000
and 150,276 shares at  June 30, 1999                                                          (477,070)                (549,593)
                                                                                     -----------------        -----------------
          Total stockholders' equity                                                        22,727,406               22,182,205
                                                                                     -----------------        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      27,059,742        $      26,143,480
                                                                                     =================        =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


----------------------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended                        Nine Months Ended
                                                           March 31,                                 March 31,
                                                --------------------------------         ----------------------------------
                                                     2000             1999                     2000              1999
Net revenues
      Product sales                             $    3,759,042    $    2,557,806         $    9,069,762       $   7,939,578
      Training and support                           1,491,860         1,047,262              4,012,110           2,996,967
                                                --------------    --------------         --------------       -------------
          Total net revenues                         5,250,902         3,605,068             13,081,872          10,936,545
                                                --------------    --------------         --------------       -------------
Cost of revenues
      Product sales                                  1,439,402           606,551              2,974,712           1,690,845
      Training and support                             218,736           113,089                418,156             306,425
                                                --------------    --------------         --------------       -------------
          Total cost of revenues                     1,658,138           719,640              3,392,868           1,997,270
                                                --------------    --------------         --------------       -------------
Gross Profit                                         3,592,764         2,885,428              9,689,004           8,939,275
                                                --------------    --------------         --------------       -------------
Operating expenses:
      Selling and marketing                          2,009,490         1,126,686              4,782,997           3,435,116
      Research and development                         922,314           650,931              2,405,545           2,082,924
      General and administrative                       834,249           620,447              2,188,794           1,904,079
      Acquisition related charges                                                               261,136
                                                --------------    --------------         --------------       -------------
          Total operating expenses                   3,766,053         2,398,064              9,638,472           7,422,118
                                                --------------    --------------         --------------       -------------
Operating income (loss) from continuing
operations                                            (173,289)          487,364                 50,532           1,517,157
Other income (expense):
      Interest income, net of expense                  183,432           180,748                579,748             570,665
      Other income (expense)                            46,567               548                 90,365               1,472
                                                --------------    --------------         --------------       -------------
Income from continuing operations
      before income taxes                               56,710           668,660                720,645           2,089,294
Income tax expense                                      25,747           216,827                247,908             693,025
                                                --------------    --------------         --------------       -------------
Net income                                      $       30,963    $      451,833         $      472,737       $   1,396,269
                                                ==============    ==============         ==============       =============
Weighted average common shares outstanding           4,846,495         4,832,570              4,846,482           4,824,844
                                                ==============    ==============         ==============       =============
Basic income  per share                         $         0.01    $         0.09         $         0.10       $        0.29
                                                ==============    ==============         ==============       =============
Weighted average common and common
      equivalent shares outstanding                  4,953,426         4,973,139              4,947,007           4,993,937
                                                ==============    ==============         ==============       =============
Diluted income per share                        $         0.01    $         0.09         $         0.10       $        0.28
                                                ==============    ==============         ==============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                        --------------------------------------------
                                                                             2000                         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     472,737                 $    1,396,269
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
    Depreciation and amortization                                             984,238                        840,965
    Amortization of software development costs                                268,497                        183,253
    Charge for purchased research and development                              78,600
    Changes in assets and liabilities:
      Accounts receivable                                                    (997,918)                       257,649
      Interest receivable                                                      57,039                        (10,872)
      Income taxes payable/receivable                                         (33,237)                        82,414
      Inventories                                                            (334,108)                        (3,903)
      Prepaid expenses                                                        (99,745)                       (64,320)
      Accounts payable                                                        105,129                         84,627
      Deferred revenues                                                       244,840                       (853,086)
      Accrued expenses                                                         88,641                        121,027
      Other                                                                        94                        (79,008)
                                                                     ----------------                ---------------
          Net cash provided by operating activities                           834,807                      1,955,015
                                                                     ----------------                ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (722,151)                      (425,743)
  Software development costs
  Capitalized software costs                                                 (225,468)                      (105,401)
  Payment to acquire company                                               (2,089,812)
  Purchases of investments                                                 (2,012,575)                   (13,075,110)
  Proceeds from maturities of investments                                   9,046,394                     10,028,311
                                                                     ----------------                ---------------
      Net cash provided by (used in) investing activities                   3,996,388                     (3,577,943)
                                                                     ----------------                ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (67,549)                      (180,654)
  Purchases of treasury stock                                                                               (245,064)
  Proceeds from issuance of treasury stock                                     72,371                        281,860
                                                                     ----------------                ---------------
          Net cash provided by (used in) financing activities                   4,822                       (143,858)
                                                                     ----------------                ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     4,836,017                     (1,766,786)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                       5,481,640                      4,662,570
                                                                     ----------------                ---------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $     10,317,657                $     2,895,784
                                                                     ================                ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest                                                         $          1,492                $         9,594
                                                                     ================                ===============
    Income taxes                                                     $        321,425                $       519,008
                                                                     ================                ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                              -----------------------------------------
                                                                         2000                1999
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Payment to acquire company:
     Inventories                                                        280,012                      0
     Property and equipment                                              49,369                      0
     Purchased research and development                                  78,600                      0
     Development product technology                                     972,000                      0
     Goodwill                                                           709,831                      0
                                                              -----------------        ---------------
                                                              $       2,089,812        $             0
                                                              =================        ===============

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


3. Business Combination

On December 1, 1999, the Company purchased substantially all of the assets of Surveyors, Module International, LLC, a Tennessee limited liability company ("SMI"). The purchase price was approximately $2,000,000 in cash. Additionally, the Company is obligated to make contingent cash payments during each of the next two years equal to (1) 70% of the gross profits attributable to the acquired business, after making specific adjustments, for adjusted annual gross profits of between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. SMI, located in Church Hill, Tennessee, is a software developer for the surveying hand-held data collection marketplace.

The results of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the nine month period ended March 31, 2000 and 1999 as if the acquisition had occurred at the beginning of each period are as follows:

                                       Nine months ended
                                           March 31,
     Consolidated                   2000            1999
     ------------              -----------      -----------
     Total Revenues            $14,869,894      $13,035,810
     Net income                $   711,240      $ 1,742,774
     Earnings per share:
          Basic                     $ 0.15           $ 0.36
          Diluted                   $ 0.14           $ 0.35

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                          EAGLE POINT SOFTWARE CORPORATION
                                          --------------------------------
                                                    (Registrant)



Date:  May 26, 2000                       BY: /s/ Rodney L. Blum
-------------------                       --------------------------------------
                                          Rodney L. Blum
                                          Chairman, President and Chief
                                             Executive Officer



Date:  May 26, 2000                       BY: /s/ Dennis J. George
-------------------                       --------------------------------------
                                          Dennis J. George
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)