Form 10-K
period 2000-06-30
EAGLE POINT SOFTWARE CORP
filed 2000-09-28
CIK 945066

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

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
(State or other jurisdiction                                    (I.R.S. employer
of incorporation or organization)                            identification number)

         4131 Westmark Drive, Dubuque, Iowa 52002-2627, (319) 556-8392
          (Address of principal executive offices,including zip code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO_______
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2000 was $9,945,237. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 20, 2000:
4,857,691.

Documents Incorporated by Reference:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on December 6, 2000 (the "Proxy Statement").

                                    PART I
Item 1.   Business.

          Eagle Point Software Corporation (the "Company" or "Eagle Point") is a developer and marketer of application software for use by professionals in the architecture, engineering, and construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, home builders, structural engineers, landscape architects and hydrologists to automate various design, analysis, drafting and engineering functions. The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems. Most of the Company's products have been designed for use in conjunction with either AutoCAD, MicroStation, or IntelliCAD general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk"), Bentley Systems, Inc. ("Bentley Systems") and the IntelliCAD Technology Consortium ("ITC"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation and IntelliCAD. See "Risk Factors - Dependence on Autodesk, IntelliCAD and Bentley Systems."

          The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May, 1995. In June, 1995 the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January, 1995 the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANDCADD"), a Colorado-based developer of software applications for landscape architecture and irrigation design (the "LANDCADD Acquisition"). In March, 1995 the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided pre-design software applications for planning and managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysis (the "FMS Acquisition"). In November, 1995 the Company merged with ECOM Associates, Inc.("ECOM"), a Wisconsin-based developer of software applications for structural engineers (the "ECOM Merger"). In July, 1996 the Company acquired substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for home building professionals (the "CIBC Acquisition"). In December, 1999 the Company acquired substantially all of the assets of Surveyors Module International, LLC ("SMI"), a Tennessee based developer of software applications for mobile field data collection (the "SMI Acquisition"). Unless otherwise indicated, all references herein to the "Company" refer to Eagle Point Software Corporation and its predecessors.

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

          The Company, to a lesser extent, has also focused resources on serving the segments of the AEC market consisting of large organizations, such as FORTUNE 1000 companies, large engineering and consulting firms and larger city/state/federal government agencies. The selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company continues to focus more resources and personnel to market products to this market segment.

          Small organizations in the AEC market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees such as, home builders, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Historically, because a large portion of the Company's products required the use of AutoCAD, MicroStation or IntelliCAD, the Company did not devote significant marketing efforts on serving this category of users. However, the Company has to a lesser extent, devoted resources toward penetrating this market segment as many of the Company's products are now available for use in a stand-alone environment.


          International. The Company distributes its products internationally primarily through a network of over 50 resellers located in more than 50 countries. Currently, most of the Company's products distributed internationally are in English. The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages and the incorporation of local engineering regulations and requirements. The Company has translations of various products into Japanese, Korean, Spanish, German, Russian and French. Additionally, other translations of various products are currently under way and the Company anticipates that an increasing number of its products may be translated into foreign languages, contingent upon economic feasibility, in the future to enhance their appeal to international customers. At this time the Company does not have any international offices. The Company's international revenues (excluding Canada) were $810,000 in fiscal 2000 or approximately 4.6% of the Company's revenues. The Company's international revenues were adversely impacted by the poor economic conditions of those regions of the world where the Company's product are most widely distributed, namely the Asia-Pacific and Latin American regions.

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

          Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. In July, 1999 Visio announced that by the end of 1999 they were no longer going to offer a commercial version of IntelliCAD through Visio, but rather create a non-profit open source consortium and offer the IntelliCAD product and source code free to end-users through the consortium. The Company may provide its own commercial version of IntelliCAD via the consortium, however there are no assurances that the Company will actually provide a commercial version or if it does offer a commercial version, that it will be accepted by the market. See "Risk Factors -
- Dependence on Autodesk, IntelliCAD, and Bentley Systems;--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

          Mobile Field Data Collection and Stake Out. The mobile field data collection product series is used by surveyors, civil engineers and construction professionals to gather and analyze legal boundaries, topographic data and to perform construction staking. These tasks must be performed whenever land ownership is transferred, on all development projects, and infrastructure projects such as subdivisions development, roads, airports, commercial buildings and on a lesser degree on residential construction, landscape projects, geologist and mapping professionals to map assets (utilities, power companies, etc.). The entire mobile field data collection product line was acquired by the Company in,

December, 1999 in connection with the SMI Acquisition.

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

Sales and Marketing

          The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, Internet based marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force which consisted of 69 professionals at June 30, 2000.

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

Training, Support, and Maintenance

          The Company believes that providing its customers with direct and value-added training, support, and maintenance services helps ensure that customers obtain the maximum benefits offered by its products. The Company believes that its training, support, and maintenance programs also enhance the Company's relationships with customers and help to differentiate the Company from CAD-based application developers that do not offer direct training, support and maintenance. Moreover, the Company believes that the demand by users for various training, support, and maintenance services provides the Company with incremental revenue opportunities.

          All purchasers of the Company's software are provided 60 days of product support without charge. For support after the 60-day period, customers can elect to obtain ongoing support on a one-year support contract basis, an as-used fee basis, or a part of a one, two or three year VIP support and maintenance contract. The Company also conducts training seminars to educate customers on the functionality of the Company's products. For a fee, customers may discuss products with, and receive technical assistance directly from, the Company's in-house professionals who participated in the development of such products. The Company believes that such programs help to foster customer loyalty and allow the Company to develop product enhancements that can be marketed to other users.

          Approximately 30% of the Company's revenues for fiscal 2000 were attributable to customer training, support, and maintenance services.

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

          The Company releases enhanced versions of its software modules on an ongoing basis, and also typically introduces new product offerings each year. The Company's software modules make use of leading development tools, including Visual C and Visual Basic. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. Each product development project begins with a review of the existing customer requests, which are derived from a database generated by the Company's various customer support programs, interviews with certain key customers and competitive analyses. Product specifications for the development project are then generated, a development team is assembled, and a detailed development and release schedule is produced.

Competition

          Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc. ("Softdesk"), an application solutions provider and a principal competitor to the Company. In light of Autodesk's cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The Company's inability to resell AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an equity investment of an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In April of 2000 Bentley Systems announced that it was acquiring the civil engineering software line from Intergraph Corporation, an applications solution provider and competitor to the Company.

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

          To a lesser extent, the Company competes with the second category of competitors which includes companies which offer AEC application software products, many of which are AutoCAD, MicroStation, or IntelliCAD-based, similar to products offered by the Company. The primary competitor in this category was Softdesk, which, as a subsidiary of Autodesk, offers a broad line of software applications for the AEC market. Net Guru, GEOPAK, and Tripod Data Systems as well as a number of smaller companies, also serve certain target markets within the AEC market.

          As previously stated, two of the sources of competition for the Company are Autodesk, the developer of AutoCAD, and Bentley Systems, the developer of MicroStation. Approximately 26.4% of the Company's net revenues for fiscal 1999 were related to the sale of the Company's software products designed for use with AutoCAD. In addition, 3.9% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation.

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

          Certain technology used in the Company's products is licensed from third parties. Royalties are calculated and paid on either a monthly or quarterly basis on a per copy fee or percentage of revenues basis. Sales of the various modules of the Company's product offering which depend on licensed technology accounted for approximately 17% of the Company's net revenues for fiscal year 2000.

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

Employees

          As of June 30, 2000, the Company had 210 employees, including 110 in sales and marketing, 64 in product development and 36 in general and administrative functions.

Risk Factors

          The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

          Dependence on Autodesk, IntelliCAD and Bentley Systems. In fiscal 2000, approximately 26.4% of the Company's net revenues were related to the sale of Eagle Point software products designed for use with AutoCAD. In addition, approximately 7.3% of the Company's net revenues were related to IntelliCAD, including 7.0% from the sale of Eagle Point software products designed for use with IntelliCAD and 0.3% derived from the resale by the Company of IntelliCAD. In addition, 3.9% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. The Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation, and IntelliCAD. The timing of major AutoCAD, MicroStation, or IntelliCAD releases may affect the timing of purchases of the Company's products. The Company's product development efforts (insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, ITC, the developer of IntelliCAD, or Bentley Systems, the developer of MicroStation) have thus far been facilitated by cooperation from Autodesk's, ITC's and Bentley Systems' development personnel. However, there exists no material contractual or other formal relationship obligating Autodesk, Bentley Systems, or ITC to provide such cooperation.

          Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. The Company's inability to resell AutoCAD did have an adverse effect on revenues and gross profit for fiscal year 1999. In September, 1999 Visio Corporation, who previously owned and developed IntelliCAD, created the ITC, a non-profit open source consortium. Visio donated the IntelliCAD source code to ITC which is made available free to end users via the consortium. Commercial members of the ITC may provide their own commercial versions of IntelliCAD. Currently the Company has decided not to create its own commercial version of IntelliCAD. The change in commercial availability of IntelliCAD could have an adverse effect on revenues, gross profit and the Company's ability to sell its own products. Any further adverse change in the business results of, or the Company's relationship with, Autodesk, ITC or Bentley Systems could have a material adverse effect on the Company's business, operating results or financial condition.

          Competition. Competition in the AEC market has been intense and continues to increase. In March of 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc., an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an equity investment in an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In April of 2000 Bentley Systems announced that it was acquiring the civil engineering software product line from Intergraph Corporation, an applications solution provider and competitor to the Company.

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

          Losses from Operations. The Company has incurred operating losses for the past two quarters. Though the Company was profitable for the prior eight fiscal quarters, there can be no assurances that the Company will be profitable in the future.

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

          Variability of Quarterly Operating Results and Seasonality. The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company, the Company's competitors, Autodesk, Bentley Systems, or ITC (See "--Dependence on Autodesk, IntelliCAD, and Bentley Systems"), customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. In addition, the Company's operating results may be adversely impacted by the market's acceptance of new, or changes in existing hardware, software or Internet technology, including without limitation, Windows95/NT/98/2000, the Internet, CD ROM Technology, etc. The Company is also becoming aware of certain conditions in the market place which could have a potential adverse affect. Certain other companies in the market place have indicated that their results of operations have been adversely impacted by declining demand from their customers who focused their automation spending on Internet initiatives and Y2K preparation in 1999. Economic and other factors affecting the civil engineering, surveying, architectural, homebuilding, structural engineering, landscape and hydrological industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received late in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. In addition, operating results historically have been seasonally lower during the first and fourth quarters than during the other quarters of the fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

          Dependence on Zeiss Resales. In connection with the SMI Acquisition, the Company acquired software products that work in conjunction with mobile surveying instruments manufactured by Carl Zeiss, Inc. ("Zeiss"). In order to facilitate sales of software, the Company resells Zeiss instruments. Resales of Zeiss instruments comprised approximately 8.4% of the Company's net revenue and approximately 1.3% of the Company's gross profits in fiscal year 2000. On September 21, 2000, Zeiss' parent company, Trimble Navigation Ltd., announced that they were acquiring Tripod Data Systems, a competitor to the Company. Since no contract or formal relationship exists between Zeiss and the Company, Zeiss could prevent the Company from reselling their instruments. Any decision to cease supplying Zeiss instruments to the Company for resale may adversely affect the Company's revenues, and to a lesser extent, the Company's gross profits.

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

          Dependence on Management. The Company's operations have been largely dependent on the services of its executive officers, in particular Rodney L. Blum, its Chairman, President and Chief Executive Officer, John F. Biver, its Vice President, Civil Division, and Dennis J. George, its Chief Financial Officer. The Company's operations will continue to depend largely upon the services of Rodney L. Blum and Dennis J. George. John F. Biver, however, will no longer serve as the Company's Vice President, Civil Division as Mr. Biver's employment with the Company terminated in September, 2000. Until Mr. Biver's successor has been fully integrated, the Company's business may be adversely effected in the short-term. The additional loss of other executive officers could also adversely effect the Company's business. The company's future success will also be dependent, in part, upon the Company's ability to attract and retain additional qualified managers and other personnel. Competition for qualified personnel in the AEC software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

          Foreign Operations. Approximately 4.6% of the Company's revenues in fiscal 2000 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, in translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

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

          Control by Management and Principal Stockholders. Messrs. Blum, George, and Biver, together with their affiliates, own approximately 54% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, will be able to control the outcome of actions requiring stockholder approval, such as the election of directors, amendments to the Company's charter and the sale of the Company.

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

Item 2.    Properties.

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


    Former SMI operations:                 Operating Facility consisting of
    Churchill, Tennessee                   2,100 square feet (leased)

Item 3.   Legal Proceedings.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of common stock at September 20, 2000 was 196, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,000 beneficial holders of common stock.

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

          On September 20, 2000 the closing sales price of the Company's Common Stock was $4.375. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.


QUARTER ENDED                                HIGH          LOW
-------------                                ------------------
September 30, 1998........................   $10.47       $6.50
December 31, 1998.........................   $10.13       $7.00
March 31, 1999............................   $ 9.50       $6.63
June 30, 1999.............................   $ 7.38       $5.75

September 30, 1999........................   $ 6.75       $5.06
December 31, 1999.........................   $ 7.88       $4.50
March 31, 2000............................   $ 7.13       $5.00
June 30, 2000.............................   $ 6.31       $4.13

Item 6. Selected Financial Data.

          The statement of operations data presented below for each of the fiscal years ended June 30, 2000, 1999, and 1998 and the balance sheet data at June 30, 2000 and 1999 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-
K. The statement of operations data presented below for each of the fiscal years ended June 30, 1997 and 1996 and the balance sheet data at June 30, 1998, 1997 and 1996 have also been audited by Deloitte & Touche but are not included in this Report on Form 10-K. The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                      Fiscal Year Ended June 30,
                                                                      --------------------------
                                                    2000(6)         1999      1998           1997         1996(1)
                                                    -------         ----      ----           ----         ------
                                                                 (In thousands, except per share data)
Statement of Income Data(2):
Net revenues:
 Product sales                                       $12,342       $10,460     $10,439     $12,213        $14,580
 Training and support                                  5,360         4,099       3,382       3,592          4,582
                                                     -------       -------     -------     -------        -------
     Total net revenues                               17,702        14,559      13,821      15,805         19,162
                                                     -------       -------     -------     -------        -------
Cost of revenues
 Cost of product sales, training, & support            5,044         2,697       3,792       4,782          5,073
 Charge for revaluation of capitalized software            -             -           -         294(3)           -
                                                     -------       -------     -------     -------        -------
     Total cost of revenues                            5,044         2,697       3,792       5,076          5,073
                                                     -------       -------     -------     -------        -------
Gross profit                                          12,658        11,862      10,029      10,729         14,089
                                                     -------       -------     -------     -------        -------
Operating expenses:
 Selling and marketing                                 6,430         4,735       4,902       5,594          6,421
 Research and product development                      3,388         2,761       2,769       3,817          3,511
 General and administrative                            3,084         2,525       2,174       2,476          1,680
 Other                                                   261(6)          -           -         866(4)          43
                                                     -------       -------     -------     -------        -------

     Total operating expenses                         13,163        10,021       9,845      12,753         11,655
                                                     -------       -------     -------     -------        -------

Operating income  (loss)                                (505)        1,841         184      (2,024)         2,434
                                                     -------       -------     -------     -------        -------
Interest income, net                                     784           765         679         601            711
Other income, net                                        116             7          36         126             31
                                                     -------       -------     -------     -------        -------
Income (loss)
  Before income taxes                                    395         2,613         899      (1,297)         3,176
Income tax expense (benefit)                             140           844         246        (633)         1,100
                                                     -------       -------     -------     -------        -------

Net income (loss)                                    $   255       $ 1,769     $   653     $  (664)       $ 2,076
                                                     =======       =======     =======     =======        =======
Per Share:
 Basic net income (loss)                             $   .05       $   .37     $   .14     $  (.13)       $   .42

Weighted average number of basic common
   shares outstanding(5)                               4,846         4,827       4,802       4,930          4,957

Balance Sheet Data(2)(at period end):
Working capital                                      $12,019       $15,029     $10,609     $11,429        $12,215
Total assets                                          27,220        26,143      25,421      22,967         24,596
Total debt                                                64           135         320         578            901
Stockholders' equity(5)                               22,510        22,182      20,325      19,756         20,929

(1) On November 9, 1995, the Company merged with ECOM Associates, Inc. The statement of income data for the fiscal year ended June 30, 1996 includes the results of operations of ECOM from the merger date.

(2)  The data presented was derived from the Company's financial statements.

(3) During fiscal year 1997, the Company incurred a charge of $294,000 related to the charge for revaluation of certain capitalized software products to more accurately reflect anticipated future revenues for those products.

(4) In connection with the CIBC Acquisition the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development in the amount of $475,000. During fiscal year 1997, the Company incurred a charge of $235,000 reflecting claims, settlements, and contingencies related to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. Additionally, during fiscal year 1997 the Company made a decision to consolidate operations from certain of it's remote offices to the home office resulting in charges of $156,000 relating to office closings and restructuring due to those closings.

(5) The Board of Directors for the Company authorized in May, 1997, subject to certain business and market conditions, the repurchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time or in privately negotiated transactions. The Company had repurchased as treasury stock 123,000 shares at an aggregate cost to the Company of $508,875 at June 30, 1997 and 171,200 shares at an aggregate cost to the Company of $673,000 at June 30, 1998. Effective July 14, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock.

(6) On December 1, 1999, the Company purchased substantially all of the assets of Surveyors Module International, LLC (SMI). The SMI Acquisition was accounted for under the purchase method, and accordingly, the results of its operations are included in the Company's results from the date acquisition. In connection with the SMI Acquisition, the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development in the amount of $78,600 of other acquisition related charges. The Company incurred $182,000 of other acquisition related charges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          On July 29, 1996, the Company added 2 modules of building designed construction software as a result of the CIBC Acquisition. On December 1, 1999, the Company added nine modules of land surveying software as a result of the SMI Acquisition. These acquisitions were each accounted for under the purchase method, and accordingly, the results of operations of such businesses are included in the Company's results from their respective dates of acquisition. For each acquisition, the aggregate cost over the fair value of acquired net assets has been assigned principally to purchased research and development and software development costs based on their estimated fair market values. The portion of the aggregate purchase prices allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Accordingly, the Company's results of operations reflect a non-recurring charge for purchased research and development of approximately $79,000 for fiscal 2000.

          In 1997 Autodesk, the company whose CAD platform the majority of the Company's business is based upon bought Softdesk, a major competitor of Eagle Point. Additionally, in 1996 Bentley Systems, the developer of the Microstation CAD platform upon which a portion of the Company's civil engineering/surveying modules are based, purchased an equity interest in GeoPak, also a competitor of the Company. In 2000 Bentley Systems also acquired the civil engineering product line from Intergraph Corporation, also a competitor of the Company. As a result of these situations, Eagle Point began to compete with companies with whom it previously did not compete. As further evidence of the increased competitive pressures, during fiscal year 1998, Autodesk notified Eagle Point that Eagle Point would no longer be allowed to resell AutoCAD. AutoCAD resales accounted for approximately 15%, or $2.0 million, of the Company's revenues and 3%, or $326,000, of the Company's gross profit for fiscal 1998. There were no AutoCAD resales in fiscal year 1999 or in fiscal year 2000. The inability to resell AutoCAD has had an adverse effect on the Company's revenues and gross profit. See "Risk Factors -- Competition."

          The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company, the Company's competitors or Autodesk, customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. Economic and other factors affecting the civil engineering, surveying, architectural, home building, structural engineering, landscape and hydrological industries could also affect demand for the Company's products in one or more particular quarters. A significant portion of the Company's net revenues in a quarter are derived from orders received in the latter part of the quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. See "Risk Factors -- Variability of Quarterly Operating Results and Seasonality."

Forward Looking Information.

          This Annual Report on Form 10-K contains forward looking statements, including, without limitation, the acceptance by the marketplace of the Company's products, the Company's attempts to reduce its reliance on AutoCAD, the impact of recent acquisitions, the ability of the Company to sell more products internationally, the competitive advantages of the Company's telesales professionals, the effect of the Company's training and support programs on its customer relationships, and the ability of the Company to keep pace with technological developments. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. The Company may not be correct in its predictions with respect to the issues addressed in such forward looking statements.

Fiscal 2000 Compared to Fiscal 1999.

          Net revenues increased $3.1 million, or 21.6% to $17.7 million for the fiscal year ended June 30, 2000 ("the 2000 Period"), from $14.6 million for the fiscal year ended June 30, 1999 ("the 1999 Period"). The Company experienced an increase in both product sales and in training and support revenues. While product sales increased overall, the portion of product sales attributable to Eagle Point products (as opposed to the resale of third party products) decreased $200,000 or 2.0% to $10.0 million in the 2000 Period from $10.2 million in the 1999 Period. However, resales of third party products increased $2.2 million or 872.4% to $2.4 million in the 2000 Period from $243,000 in the 1999 Period. The decrease in the Eagle Point portion of product sales is attributable to the fact that $1.6 million of previously deferred software revenues were recognized in the 1999 Period as compared to $0.2 million for the 2000 Period. These revenues were initially deferred as part of an ongoing upgrade promotion. Revenues were recognized as the product upgrades, for which the revenue was initially deferred, were shipped. The increase in resale revenues was primarily attributable to the Company's SMI acquisition. A portion of the SMI software products work in conjunction with various robotic and field data collection hardware units, some of which are also resold by the Company. See "Risk Factors--Dependence on Zeiss Resales." Training and support revenues were favorably affected by the release of new products in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs.

Gross profit increased $795,000 or 6.7% to $12.7 million in the 2000 Period from $11.9 in the 1999 Period. This increase is primarily attributable to the growth in sales volume in the 2000 Period. Gross profit as a percentage of net revenues decreased to 71.5% in the 2000 Period from 81.5% in the 1999 Period. Gross profit as a percentage of net revenues relating to product sales decreased to 63.1% in the 2000 Period from 78.5% in the 1999 Period. These decreases are attributable to a shift of the sales mix. Resales of third party products, which have lower gross profit margins than sales of Eagle Point products, increased to 19.2% of product sales in the 2000 Period as compared to 2.3% in the 1999 Period as a result of the Company's SMI acquisition noted above. Gross profit as a percentage of corresponding net revenue relating to training and support increased to 90.9% in the 2000 period from 89.1% in the 1999 Period.

Selling and marketing expenses increased $1.7 million or 35.8% to $6.4 million in the 2000 Period from $4.7 million in the 1999 Period. As a percentage of net revenues selling and marketing expenses increased to 36.3 % in the 2000 Period from 32.5% in the 1999 Period. These increases are primarily attributable to higher personnel costs associated with an increase in the sales and marketing staff. Due, in part, to the Company's efforts to increase demand for its products and services and also due to the SMI acquisition.

Research and development expense increased $628,000 or 22.7% to $3.4 million in the 2000 Period from $2.8 million in the 1999 Period. The increase is primarily attributable to higher personnel costs associated with an increase in the research and development staff. A portion of which was a result of the SMI acquisition. As a percentage of net revenues, research and development expense remained fairly steady at 19.1% in the 2000 Period and 19.0% in the 1999 Period due to the increase in sales volume in the 2000 Period.

General and administrative expense increased $600,000 or 22.1% to $3.1 million in the 2000 Period from $2.5 million in the 1999 Period. The increase is primarily attributable to higher personnel costs associated with an increase in the general and administrative staff. As a percentage of net revenues, general and administrative expense remained fairly steady at 17.4% in the 2000 Period and 17.3% in the 1999 Period due to the increase in sales volume in the 2000 Period.

Operating income decreased $1.3 million to an operating loss of $506,000 in the 2000 Period from operating income of $1.8 million in the 1999 Period, and as a percentage of net revenues, decreased to -2.9% in the 2000 Period from 12.6% in the 1999 Period. The Company incurred $261,000 of acquisition-related charges in the 2000 Period, which included a $79,000 charge for purchased research and development in connection with the SMI acquisition, and $182,000 of other acquisition related charges. Excluding these charges, operating income decreased $1.04 million to an operating loss of $245,000 in the 2000 Period from operating income of $1.8 million in the 1999 Period, and as a percentage of net revenues, decreased to 1.4% in the 2000 Period from 12.6% in the 1999 Period.

Interest expense decreased $11,200 to $1,300 in the 2000 Period from $12,500 in the 1999 Period. Interest income increased $8,000 to $785,000 in the 2000 Period from $777,000 in the 1999 Period. Other income increased $110,000 to $117,000 in the 2000 Period from $7,000 in the 1999 Period. The increase in other income is primarily attributable to a refund of use taxes paid in a prior period and due to income received for rents collected for office space in a portion of the Company's corporate headquarters.

Fiscal 1999 Compared to Fiscal 1998.

          Net revenues increased $0.8 million, or 5.3% to $14.6 million for the fiscal year ended June 30, 1999 ("the 1999 Period"), from $13.8 million for the fiscal year ended June 30, 1998 (the "1998 Period"). The Company experienced an increase in product sales and in training and support revenues. While product sales increased slightly overall, the portion of product sales attributable to Eagle Point products (as opposed to the resale of third party products) increased $2.1 million or 25.9% to $10.2 million in the 1999 Period from $8.1 million in the 1998 Period primarily as the result of the release of new products and product upgrades. This increase in Eagle Point product sales offset the decrease in the resales of third party products from $2.4 million in the 1998 Period to $0.2 million in the 1999 Period. The decrease of the resales of third party products was due to the Company no longer being authorized to resell AutoCAD as of the end of the third quarter in the 1998 Period. $223,000 of the third party resales during the 1999 Period were represented by resales of IntelliCAD. In July, 1999 Visio Corporation announced that by the end of calendar year 1999 they were no longer going to offer a commercial version of IntelliCAD, but rather create a non-profit open source consortium and offer the IntelliCAD product and source code free to end-users. As a result, the Company does not expect to generate significant revenues from the resale of IntelliCAD in the future. Training and support revenues were favorably affected in the 1999 Period by the release of the new products and product upgrades as well as an increased emphasis by the Company on support and maintenance programs. $387,000 of the 1999 Period's software revenues that were part of a continuing upgrade promotion were deferred.

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

Liquidity and Capital Resources

          The Company's financial position remains strong, with working capital of $12.0 million and long term debt of only $29,000. Cash and short-term and long-term investments aggregated approximately $14.2 million at June 30, 2000. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. As of June 30, 2000, the Company had no borrowings outstanding under this line of credit.

          Effective September, 2000 the employment of John Biver, the Vice President-Civil Division of the Company, terminated. Pursuant to the terms of Mr. Biver's employment agreement, he will receive severance benefits totaling approximately $425,000, substantially all of which will be paid in the first or second quarter of fiscal year 2001.

Inflation and Foreign Currency Exchange

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 2001. The Company has experienced insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues its international operations, it may begin billing in foreign currencies which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time.

Item 8.  Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.


Directors of the Registrant
---------------------------

     The information contained under the headings "Nominees for Directors," "Members of Board of Directors Continuing in Office" and "Compliance With
Section 16 of the Exchange Act" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2000) is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------

     Information with respect to executive officers of the Company.



  Name                Age          Position
  ----                ---          --------
Rodney L. Blum        45           Chairman of the Board, President and
                                     Chief Executive Officer
Dennis J. George      37           Vice President, Chief Financial Officer,
                                     Treasurer and Secretary; Director
John F. Biver         45           Vice President - Civil Division; Director
Edward T. Graham      36           Vice President - Building Design and Services
                                     Division

Brent A. Straka       32           Vice President - SMI Division
Randy K. Ambrosy      31           Vice President -International and Landscaping
                                     Divisions
William P. Le May     46           Chief Technology Officer


     Rodney L. Blum has served as Chairman of the Board, President and Chief Executive Officer of the Company since January, 1990. From May, 1988 until he joined the Company in 1990, Mr. Blum was Director of Sales and Marketing of D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets. From 1980 until May, 1988 he served in various marketing and management positions at CyCare Systems, Incorporated, a provider of computerized information processing systems to the healthcare industry.

     Dennis J. George has served as Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since April, 1989. During 1988 he was the Financial Budget Analyst for the Ertl Company, a manufacturer of agricultural model toys. During 1987 he served as Finance Manager for D.D.S.

     John F. Biver co-founded the Company in 1983 and served as Vice President - Civil Division from January, 1990 until September, 2000. Mr. Biver's employment with the Company terminated in September, 2000. Mr. Biver has served as a director of the Company since its inception. Prior to founding the Company, Mr. Biver was a registered Professional Engineer with the civil engineering firm of Wright, Kilby, Sejkoara and Associates.

     Edward T. Graham has been employed by the Company in various sales capacities since January, 1990. Mr. Graham currently serves as Vice President - Building Design and Services Division. From May, 1989 until he joined the Company, Mr. Graham was a principal of Prism Marketing, a provider of marketing systems and services.

     Brent A. Straka has been employed by the Company since November, 1990 in various sales, marketing-related, and management positions. Since December, 1999, Mr. Straka has served as Vice President of the SMI Division. From July, 1996 to November of 1999, he served as Vice President of Marketing and Business Development. From June, 1989 until he joined the Company, Mr. Straka held various marketing positions with Land's End, Inc., a mail-order provider of apparel and specialty products.

     Randy K. Ambrosy has been employed by the Company since September, 1991 in various sales and management positions. Since April, 1998 Mr. Ambrosy has served as Vice President - International and Landscaping Divisions. From June, 1990, until he joined the Company, Mr. Ambrosy was a sales engineer at Sencore Electronics a manufacturer of electronic test equipment.

     William P. Le May has been employed by the Company since October, 1992 in various research and development and management positions. Since December, 1995 Mr. Le May has served as Chief Technology Officer. From March, 1984 until he joined the Company, Mr. Le May was a product manager at Accugraph Corporation, a developer of software applications for the civil engineering market.

Item 11.  Executive Compensation.

Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation" and "Directors Meetings and Committees" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2000) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the heading "Security Ownership of Directors, Officers and Principal Stockholders" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2000) is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Officer Compensation," "Directors Meetings and Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before October 28, 2000) is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements
        --------------------

        The following financial statements are filed as part of this report:

          . Report of Independent Auditors on Financial Statements.

          . Financial Statements:

               Balance Sheets - June 30, 2000 and June 30, 1999.

               Statements of Operations - years ended June 30, 2000, June 30, 1999 and June 30, 1998.

               Statements of Stockholders' Equity - years ended June 30, 2000, June 30, 1999 and June 30, 1998.

               Statements of Cash Flows - years ended June 30, 2000, June 30, 1999 and June 30, 1998.

               Notes to financial statements - June 30, 2000.

(a)(2)  Financial Statement Schedules
        -----------------------------

          . Schedule II - Allowances - years ended June 30, 2000, June 30, 1999 and June 30, 1998.

(a)(3)  Exhibits
        --------

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

        Exhibit No.            Description
        -----------            -----------

3.1*            --    Certificate of Incorporation of the Company.

    3.2******   --  Amended and Restated By-laws of the Company.

   10.1*        --  Loan Agreement between the Company and the City of Dubuque, dated January 20, 1992.

   10.2*        --  Loan Agreement between the Company and the City of Dubuque, dated July 6, 1993.

   10.3*        --  Loan Agreement between the Company and the City of Dubuque, dated May 16, 1994.

   10.4*        --  Community Economic Betterment Account Agreement between the
                    Company and the Iowa Department of Economic Development, dated July 18, 1991.

   10.5*        --  Community Economic Betterment Account Agreement between the
                    Company and the Iowa Department of Economic Development, dated July 15, 1993.

   10.6*        --  Asset Purchase Agreement between the Company and Facility
                    Mapping Systems, Inc., dated March 31, 1995.

   10.7*        --  Asset Purchase Agreement between the Company and LANDCADD,
                    Inc., dated January 1, 1995.

  .10.8****     --  Employment Agreement with Rodney L. Blum.

  .10.9****     --  Employment Agreement with Dennis J. George.

  .10.10****    --  Employment Agreement with John F. Biver.

  .10.11**      --  Eagle Point Software Corporation Stock Option Plan.

  .10.12***     --  Eagle Point Software Corporation, 1995 Employee Stock
                    Purchase Plan.

   10.13*       --  Purchase Agreement between VisionOne Partnership and the
                    Company, dated as of May 1, 1995.

   10.14*****   --  Merger Agreement between the Company and ECOM Associates,
                    Inc., dated November 9, 1995.

   10.15*****   --  Asset Purchase Agreement between the Company and Computer
                     Integrated Building Corporation, dated July 29, 1996.

   10.16+       --  Asset Purchase Agreement between the Company and Surveyors
                    Module International, LLC, dated December 1, 1999.

  .10.17++      --  Eagle Point Software(TM) Corporation 1999 Stock Option Plan.

  .10.18+++     --  Amended and restated Eagle Point Software(TM) Corporation
                    1995 Employee Stock Purchase Plan.

   11.1#        --  Statement re: computation of per share earnings.

   21.1#        --  Subsidiaries

   23.1#       --  Consent of Deloitte & Touche LLP.

   23.2#       --  Independent Auditors' Report on Schedule

   27#         --  Financial Data Schedule

_______________________

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

*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918)

****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K

*****  Incorporated by reference from the Company's 1996 Annual Report on Form
       10-K

****** Incorporated by reference from the Company's Quarterly Report on Form 10-
       Q for the period ended December 31, 1998

_______________
+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999

++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708)

+++ Incorporated by reference from the Company's Registration Statement on Form S-8(File No. 333-32712)

#      Filed herewith.

 .      Indicates management contract or compensatory plan or arrangement.

_________________________

(b)    Reports on Form 8-K
       -------------------

       None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Point Software Corporation and subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



Des Moines, Iowa
August 1, 2000
(September 28, 2000 as to Note 12)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                                           2000            1999
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $ 3,161,045     $ 5,481,640
  Short-term investments                                                                       8,995,468      11,040,912
  Accounts receivable (net of allowances of $270,429 and
    $218,309, respectively)                                                                    2,577,368       1,654,487
  Interest receivable                                                                             93,859          83,914
  Inventories                                                                                  1,199,873         120,531
  Prepaid expenses and other assets                                                              120,956          82,671
  Income taxes receivable                                                                        180,114           3,942
  Deferred income taxes                                                                          176,626         242,927
                                                                                             -----------     -----------
          Total current assets                                                                16,505,309      18,711,024

INVESTMENTS                                                                                    1,996,950
PROPERTY & EQUIPMENT, NET                                                                      6,256,045       6,555,782
SOFTWARE DEVELOPMENT COSTS (net of accumulated
  amortization of $392,030 and $335,941, respectively)                                         1,022,323         157,967
NON-COMPETE AGREEMENTS (net of accumulated
  amortization of $366,904 and $286,963, respectively)                                            58,161         148,202
GOODWILL (net of accumulated amortization of $63,677)                                            768,730
DEFERRED INCOME TAXES                                                                            612,543         570,505
                                                                                             -----------     -----------
TOTAL ASSETS                                                                                 $27,220,061     $26,143,480
                                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                          $    35,771     $    71,434
  Accounts payable                                                                               468,219         112,773
  Accrued expenses                                                                             1,173,920       1,094,578
  Deferred revenues                                                                            2,808,802       2,403,456
                                                                                             -----------     -----------
          Total current liabilities                                                            4,486,712       3,682,241

LONG-TERM DEBT                                                                                    28,571          64,342
DEFERRED REVENUES                                                                                195,181         214,692
                                                                                             -----------     -----------
          Total liabilities                                                                    4,710,464       3,961,275
                                                                                             -----------     -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  June 30, 2000 and 1999                                                                          49,417          49,417
Common stock, $.01 par value; 20,000,000 shares authorized;
  4,941,730 shares issued and outstanding at June 30, 2000 and 1999                           17,624,290      17,624,290
Additional paid-in capital                                                                     5,312,961       5,058,091
                                                                                             -----------     -----------
Retained earnings                                                                             22,986,668      22,731,798


Treasury stock, at cost; 95,224 and 108,877 shares, respectively                                (477,071)       (549,593)
                                                                                             -----------     -----------
          Total stockholders' equity                                                          22,509,597      22,182,205
                                                                                             -----------     -----------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                                  $27,220,061     $26,143,480
                                                                                             ===========     ===========

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                           2000             1999              1998
Net revenues:
  Product sales                                                        $ 12,341,989      $ 10,460,011     $ 10,438,778
  Training and support                                                    5,359,874         4,099,494        3,382,360
                                                                       ------------      ------------     ------------
          Total net revenues                                             17,701,863        14,559,505       13,821,138
                                                                       ------------      ------------     ------------
Cost of revenues:
  Product sales                                                           4,555,455         2,251,624        3,220,424
  Training and support                                                      488,597           445,363          571,177
                                                                       ------------      ------------     ------------

          Total cost of revenues                                          5,044,052         2,696,987        3,791,601
                                                                       ------------      ------------     ------------

Gross profit                                                             12,657,811        11,862,518       10,029,537
                                                                       ------------      ------------     ------------

Operating expenses:
  Selling and marketing                                                   6,430,180         4,735,154        4,902,045
  Research and development                                                3,388,487         2,760,577        2,769,364
  General and administrative                                              3,083,514         2,525,251        2,174,181
  Acquisition related charges                                               261,136
                                                                       ------------      ------------     ------------
          Total operating expenses                                       13,163,317        10,020,982        9,845,590
                                                                       ------------      ------------     ------------

Operating income (loss)                                                    (505,506)        1,841,536          183,947

Other income (expense):
  Interest income                                                           785,177           777,116          686,065
  Interest expense                                                           (1,301)          (12,537)          (6,467)
  Other income, net                                                         117,034             6,786           35,805
                                                                       ------------       -----------     ------------
Income before income taxes                                                  395,404         2,612,901          899,350
Income tax expense                                                          140,480           843,897          246,613
                                                                       ------------       -----------     ------------

Net income                                                             $    254,924       $ 1,769,004     $    652,737
                                                                       ============       ===========     ============

Weighted average common shares outstanding                                4,846,488         4,826,785        4,802,375
                                                                       ============       ===========     ============

Basic income per share                                                 $       0.05       $      0.37     $       0.14
                                                                       ============       ===========     ============

Weighted average common and common equivalent
  shares outstanding                                                      4,940,858         4,984,647        4,861,947
                                                                       ============       ===========     ============

Diluted income per share                                               $       0.05       $      0.35     $       0.13
                                                                       ============       ===========     ============

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                              Additional
                                                 Common        Paid-In            Retained       Treasury
                                                 Stock         Capital            Earnings         Stock             Total
BALANCES AT JULY 1, 1997                        $ 49,417     $ 17,535,942       $ 2,679,788     $ (508,875)      $ 19,756,272

Purchase of 48,200 shares of
  treasury stock                                                                                  (164,178)          (164,178)

Issuance of 20,924 shares of
  treasury stock under employee
  stock purchase plan                                                                (6,068)        86,521             80,453

Net income                                                                          652,737                           652,737
                                                --------     ------------       -----------     ----------       ------------

BALANCE AT JUNE 30, 1998                          49,417       17,535,942         3,326,457       (586,532)        20,325,284

Exercise of 17,396 stock options                                   88,348           (37,370)       (54,234)            (3,256)

Issuance of 24,003 shares of
  treasury stock under employee
  stock purchase plan                                                                               91,173             91,173

Net income                                                                        1,769,004                         1,769,004
                                                --------     ------------       -----------     ----------       ------------

BALANCE AT JUNE 30, 1999                          49,417       17,624,290         5,058,091       (549,593)        22,182,205

Exercise of 30 stock options                                                            (54)           151                 97

Issuance of 13,623 shares of
  treasury stock under employee
  stock purchase plan                                                                               72,371             72,371

Net income                                                                          254,924                           254,924
                                                --------     ------------       -----------     ----------       ------------

BALANCE AT JUNE 30, 2000                        $ 49,417     $ 17,624,290       $ 5,312,961     $ (477,071)      $ 22,509,597
                                                ========     ============       ===========     ==========       ============

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                                2000           1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   254,924    $ 1,769,004     $    652,737
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                               1,170,940      1,106,909        1,079,738
   Amortization                                                                 461,327        253,266           87,455
   Charge for purchased research and development                                 78,600
   Deferred income taxes                                                         24,263        463,540         (285,593)
   Gain on sale of property and equipment                                                       (4,697)
   Changes in assets and liabilities, net of assets acquired:
     Accounts receivable                                                       (922,881)       (54,205)         200,416
     Interest receivable                                                         (9,945)         3,729          (87,643)
     Inventories                                                               (799,330)        16,540          372,257
     Prepaid expenses and other assets                                          (38,285)        54,803          (33,155)
     Accounts payable                                                           355,446        (77,524)        (295,520)
     Income taxes payable/receivable                                           (176,172)       (55,196)         578,748
     Accrued expenses                                                            79,342         (1,135)          52,935
     Deferred revenues                                                          385,835       (731,132)       2,244,240
     Other                                                                       90,138         (9,334)          64,852
                                                                            -----------    -----------     ------------
          Net cash provided by operating activities                             954,202      2,734,568        4,631,467
                                                                            -----------    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (821,834)      (614,614)        (602,402)
   Proceeds from sale of property and equipment                                                  4,697
   Software development costs:
     Capitalized costs                                                         (241,496)      (105,401)        (271,507)
     Purchases of software                                                      (48,510)        (5,000)         (35,000)
   Purchase of investments                                                  (10,998,500)    (9,077,910)     (15,040,940)
   Proceeds from maturities of investments                                   11,046,994      8,050,982        7,515,572
   Payments to acquire companies, net of cash acquired                       (2,212,388)       (75,000)
                                                                            -----------    -----------     ------------
          Net cash used in investing activities                              (3,275,734)    (1,822,246)      (8,434,277)
                                                                            -----------    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                   (71,434)      (184,425)        (257,347)
   Purchase of treasury stock                                                                                  (164,178)

   Proceeds from issuance of treasury stock under employee
     stock purchase plan                                                         72,371         91,173           80,453
                                                                            -----------    -----------     ------------
          Net cash provided by (used in) financing activities                       937        (93,252)        (341,072)
                                                                            -----------    -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (2,320,595)       819,070       (4,143,882)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         5,481,640      4,662,570        8,806,452
                                                                            -----------    -----------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                             $ 3,161,045    $ 5,481,640     $  4,662,570
                                                                            -----------    -----------     ------------

                                                                     (Continued)

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                               2000             1999            1998
SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Cash paid for:
    Interest                                                                $     1,670      $    5,766      $    6,375
                                                                            ===========      ==========      ==========

    Income taxes                                                            $   308,389      $  169,387      $  416,525
                                                                            ===========      ==========      ==========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Exercise of employee stock options                                      $        97      $   91,604
                                                                            ===========      ==========

    Assets acquired in connection with the acquisition of a business:
      Inventories                                                           $   280,012
      Property and equipment                                                     49,369
      Developed product technology                                              972,000
      Purchased research and development                                         78,600
      Goodwill                                                                  832,407
                                                                            -----------
                                                                            $ 2,212,388
                                                                            ===========

                                                                     (Concluded)

See notes to consolidated financial statements.

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Operations - Eagle Point Software Corporation and its subsidiary (Company) is engaged in the development, production and sale of software for the engineering, construction, structural architectural, and the automated data collection surveying markets.

   Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

   Investments - Investments consist of U.S. Treasury Notes. All of the Company's investments are accounted for as held-to-maturity and reported at amortized cost. All long-term investments mature September 2001.

   Inventories - Inventories are stated at the lower of cost (first in, first out) or market.

   Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                           Years
          Buildings and land improvements                                 20-40
          Computer equipment and purchased software                         3-5
          Furniture and fixtures                                           7-10
          Office equipment                                                  5-7
          Vehicles                                                          5-7


   Non-Compete Agreements - Non-compete agreements are being amortized using the straight-line method over the five year term of the agreements.

   Goodwill - Goodwill is being amortized using the straight-line method over periods of four to seven years.

   Income Taxes - The Company provides deferred tax assets or liabilities based on the difference between the financial statement and tax basis of assets and liabilities, measured using enacted tax rates.

   Concentrations - The Company held approximately $11.0 million in various U.S. Treasury Notes as of June 30, 2000 and 1999. The Company's temporary cash investments of approximately $1.3 million and $1.2 million as of June 30, 2000 and 1999, respectively, were placed in a money market account with William Blair Mutual Funds, Inc. and $1.9 million and $4.1 million as of June 30, 2000 and 1999, respectively, were placed in a money market repurchase account at a local bank. These are primarily funds that were received from the Company's public stock offering in 1995.

   Revenues - The Company derives substantially all of its product revenues from the license of its software products. Revenue is recognized upon shipment of the product, provided that no product upgrade obligations remain outstanding and collection of the resulting receivable is deemed probable. Dependent upon the timing of future product upgrade releases and market conditions, the Company may extend promotions where product upgrade obligations are associated with the shipment of software products. Based upon the terms of the promotions extended, a portion or all of the product revenues may be deferred until the promotional product upgrade is released and subsequently shipped. The Company also derives product revenues from the sale of equipment used in the automated data collection surveying markets.

The Company recognizes its product support revenues from maintenance and support contracts ratably over the period of the arrangements. These contracts generally have terms of one year or less. The Company recognizes its service revenues from training arrangements in the period in which the training occurs.

Cost of Revenues - Cost of revenues consists primarily of purchases of third party products, costs of manuals and other materials, software development cost amortization, royalties, costs related to the Company's system production department and personnel and other costs associated with training and support.

Software Development Costs - Software development costs are stated at the lower of unamortized cost or net realizable value. The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. Costs associated with product enhancements that extend the original product's life are also capitalized upon technological feasibility. Amortization of product development costs begins the month of general release and extends on a straight line basis over 18 months, which results in amortization expense no less than that which would result from using the ratio of current gross revenues to total expected gross revenues. Purchased software development costs are capitalized and amortized on a straight line basis over 18 to 48 months.

Earnings Per Share (EPS) - Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the numerators and denominators used in the basic and diluted net income per share amounts follows:

                                                                  Fiscal Year Ending June 30,
                                                     ----------------------------------------------------
                                                          2000              1999               1998
Numerator:
  Numerator for basic and diluted net income
    per share - net income                             $   254,924       $ 1,769,004        $   652,737
                                                       ===========       ===========        ===========
Denominator
  Denominator for basic net income per
    share - weighted average shares                      4,846,488         4,826,785          4,802,375
  Net effect of stock options based on the
    treasury stock method using the average
    market price during the period                          94,370           157,862             59,572
                                                       -----------       -----------        -----------
  Denominator for diluted net income
    per share                                            4,940,858         4,984,647          4,861,947
                                                       ===========       ===========        ===========

Statement of Financial Accounting Standards In June of 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. This standard, as amended, is effective for periods beginning after June 15, 2000. Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on Company operating results.

     Staff Accounting Bulletin - In December 1999, the United States Securities and Exch ange Commission released Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition in Financial Statements, which provides additional guidance on revenue recognition criteria and related disclosure requirements. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal year. Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on Company operating results.

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

     Fair Value Disclosure - The carrying value of the long term debt approximates fair value as interest rates approximate the rate management believes the Company could refinance the obligations, given the current market conditions. Investments are carried at amortized cost, which approximates fair value. Other financial assets and liabilities approximate their fair values because of the short maturity of those instruments.

2.   ACQUISITIONS

     Computer Integrated Building Corporation

     On July 29, 1996, the Company purchased substantially all assets of Computer Integrated Building Corporation (CIBC), a developer and marketer of computer software.

     A final payment of $75,000 on March 12, 1999 completed the contingent cash payments due to CIBC. This amount is included in non compete agreements in the consolidated balance sheet.

     Surveyors Module International, LLC

     On December 1, 1999, the Company purchased substantially all the assets of Surveyors Module International, LLC (SMI), a developer of software that is integrated in and sold with hand held surveying data collection devices, for approximately $2,100,000 in cash. Additionally, the Company is obligated to make contingent cash payments during each of the next two years following the date of the initial acquisition equal to (1) 70% of the adjusted gross profits (as defined by the purchase agreement) attributable to the acquired business of between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. Additional contingent cash payments of approximately $120,000 were paid and allocated to goodwill during the year ended June 30, 2000.

     The SMI acquisition has been accounted for under the purchase method, and accordingly, the results of operations are included in the Company's results from the date of acquisition.

     The purchase price allocated as follows:

       Inventories                                                    $  280,012
       Property and equipment                                             49,369
       Software development costs                                        972,000
       Purchased research and development in process                      78,600
       Goodwill                                                          832,407
                                                                      ----------
                                                                      $2,212,388
                                                                      ==========

     Pro-forma results of operations for the years ended June 30, 2000 and 1999 as if the acquisitions had occurred at the beginning of each year are as follows:

                                                     2000               1999

       Total net revenues                        $ 19,489,885       $ 17,729,426
       Net income                                     325,710          1,787,036
       Earnings per share
         Basic                                   $       0.07       $       0.37
         Diluted                                         0.07               0.36

     Acquisition related charges included in the accompanying consolidated statements of operations consist of the following:

                                                                      June 30,
                                                                        2000
       Charge for purchased research and development
         in acquisition of SMI                                      $     78,600
       Other acquisition related charges                                 182,536
                                                                    ------------

                                                                    $    261,136
                                                                    ============

3.   INVENTORIES

     Inventories consist of the following as of June 30:

                                                        2000            1999

     Manuals and diskettes                          $    139,339    $     91,781
     Finished software products                           95,583          16,481
                                                         964,951          12,269
                                                    ------------    ------------
     Purchased hardware and other supplies          $  1,199,873    $    120,531
                                                    ============    ============

4.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following as of June 30:

                                                      2000             1999

      Land                                        $    637,400     $    637,400
      Buildings and land improvements                4,089,437        4,059,340
      Computer equipment and purchased software      5,394,193        5,037,409
      Furniture and fixtures                         1,405,528        1,369,839
      Office equipment                                 732,651          627,240
      Vehicles                                          76,691           76,691
                                                  ------------     ------------
                                                    12,335,900       11,807,919
      Accumulated depreciation                      (6,079,855)      (5,252,137)
                                                  ------------     ------------
                                                  $  6,256,045     $  6,555,782
                                                  ============     ============



5.  ACCRUED EXPENSES

    Accrued expenses consist of the following as of June 30:

                                                     2000              1999

      Salaries and commissions                    $   571,762     $   374,449
      Other                                           602,158         720,129
                                                  -----------     -----------
                                                  $ 1,173,920     $ 1,094,578
                                                  ============     ============

6.  NOTES PAYABLE

    At June 30, 2000, the Company had a $2,000,000 unsecured operating line of credit agreement with a bank which expires December 1, 2000. Borrowings under the line of credit accrue interest at a floating rate based on the prime rate (9.25% at June 30, 2000). At June 30, 2000 there were no borrowings outstanding under the line.

7.  LONG-TERM DEBT

    As of June 30, 2000, long-term debt consists of loans with economic development groups with interest rates ranging from 0% - 5%. Principal and interest payments are due quarterly or annually with final maturity dates ranging from October 2000 to November 2001. The amounts are collateralized by the equipment purchased with the loan proceeds. Approximately $57,000 of the loans are guaranteed by various stockholders of the Company. Certain of the Company's loan agreements prohibit the payment of dividends on the Company's capital stock without prior written consent. At June 30, 2000, future principal payments on long-term debt for each of the two years in the period ended June 30, 2002 are $35,771 and $28,571, respectively.

8.  INCOME TAXES

    Income tax expense consists of the following for the years ended June 30:

                                   2000             1999            1998
      Current:
        Federal                 $  112,439       $  380,302      $  524,106
        State                        3,778               55           8,100
                                ----------       ----------      ----------

      Total current                116,217          380,357         532,206
                                ----------       ----------      ----------

      Deferred:
        Federal                     23,571          450,296        (272,584)
        State                          692           13,244         (13,009)
                                ----------       ----------      ----------

      Total deferred                24,263          463,540        (285,593)
                                ----------       ----------      ----------

      Income tax expense        $  140,480       $  843,897      $  246,613
                                ==========       ==========      ==========


    The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                             2000        1999         1998

      Product development costs           $  (10,295)    (27,324)  $  (43,431)
      Depreciation                          (214,269)   (241,785)    (236,886)
      Prepaid expenses                       (41,584)    (27,288)     (38,462)
      Purchased research and development     381,070     389,921      425,213
      Deferred revenues                      159,031     246,205      656,719
      Allowance for bad debts                 36,373      37,594       25,748
      Land acquired from Partnership          79,625      79,625       79,625
      Building acquired from Partnership     236,191     242,353      246,773
      Other                                  163,027     114,131      161,673
      Iowa new jobs credits                  158,376     162,000      176,000
      Valuation allowance                   (158,376)   (162,000)    (176,000)
                                          ----------   ---------   ----------
                                          $  789,169   $ 813,432   $ 1,276,972
                                          ==========   =========   ===========


    The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the three years ended June 30, 2000, the Company's management determined that approximately $158,000, $162,000, and $176,000, respectively, of tax credits were available to the Company since their agreement was entered into. However, the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa. The remaining credits of $133,000 generated during the period ended June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. Additional credits of $25,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. Management has fully reserved the deferred tax asset related to the credit carryforward as they believe it is more likely than not that the benefit of the carryforward will not be realized prior to expiration.

    Reconciliations of income tax expense with income tax expense computed using statutory federal rates are as follows for the years ended June 30:

                                                                 2000               1999               1998
      Computed statutory expense                              $  138,391         $  914,515         $  314,772
      State income taxes, net of federal tax benefit               2,451              6,881             (9,106)
      Change in valuation allowance                               (3,624)           (14,000)            (2,000)
      Research and development tax credits                                          (39,165)           (62,234)
      Other                                                        3,262            (24,334)             5,181
                                                              ----------         ----------         ----------
      Income tax expense                                      $  140,480         $  843,897         $  246,613
                                                              ==========         ==========         ==========


9.  SEGMENT INFORMATION

    The Company operates in two segments; sale of software and sale of training and support. The consolidated statement of operations delineates information on these two segments.

    Net revenues consisted of the following for the years ended June 30:

                                 2000               1999               1998

      Domestic               $ 16,452,691       $ 13,783,659     $ 12,406,406
      Export - Canada             439,569            301,578          565,299
      Export - other              809,603            474,268          849,433
                             ------------       ------------     ------------

                             $ 17,701,863       $ 14,559,505     $ 13,821,138
                             ============       ============     ============


10. EMPLOYEE BENEFITS

    Profit Sharing - The Company has a 401(k) profit sharing plan. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 2000, 1999, and 1998, the Company's matching contributions were approximately $22,000, $19,000, and $17,000, respectively.

    Employee Stock Purchase Plans - The Company has an employee stock purchase plan. The Eagle Point Software Corporation Employee Stock Purchase Plan (Purchase Plan) permits eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares are purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period or 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 150,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 150,000 shares have been sold. Total shares sold under the Purchase Plan were 77,693 as of June 30, 2000.

    Stock Options - The Company has an employee stock option plan. The Eagle Point Software Corporation Stock Option Plan (Plan) allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 1,000,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. Options granted to employees vest over 4 years from the date of the grant and options to non-employee directors vest on the date of grant. All options expire no later than 10 years from the date of grant. No stock options may be issued under the Plan after December 16, 2009. The benefit of income tax deductions due to options exercised is credited to additional paid-in capital.

    The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized in the statements of operations for the Plan for 2000, 1999, or 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and income per share would have been as follows:

                                     2000             1999            1998

      Net income:
        As reported               $  254,924      $ 1,769,004      $  652,737
        Pro forma                    130,969        1,630,279         486,083

      Basic income per share:
        As reported               $     0.05      $      0.37      $     0.14
        Pro forma                       0.03             0.34            0.10


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 6.34% in 2000, 5.93% in 1999, and 5.50% in 1998; and expected lives of 5 years from grant date. A summary of the status of the stock option plan as of June 30, 2000, 1999, and 1998, and the changes during the years then ending is presented below:

                                                      2000                       1999                        1998
                                             -------------------------  --------------------------  -------------------------
                                                           Weighted                    Weighted                   Weighted
                                                            Average                     Average                    Average
                                                           Exercise                    Exercise                   Exercise
      Fixed Options                            Shares        Price         Shares        Price         Shares       Price

      OUTSTANDING AT                          525,608      $  6.64        457,701      $  6.06        288,256    $ 10.00
        BEGINNING OF YEAR
        Granted                               158,824         5.69        154,150         7.72        282,570        3.70
        Exercised                                 (30)        3.09        (17,396)        3.54            -
        Forfeited                             (17,873)        6.32        (68,847)        5.97       (113,125)     (10.19)
                                             --------      -------      ---------      -------      ---------     -------

      OUTSTANDING AT
        END OF YEAR                           666,529      $  6.42        525,608      $  6.64        457,701     $  6.06
                                             ========      =======       ========      =======      =========     =======

      Options exercisable at year end         173,946      $  9.47        104,518      $ 10.89         47,672     $ 10.90
                                                           =======                     =======                    =======

      Weighted-average grant date
        fair value of options granted

        during the year                      $   2.56                    $   3.42                   $    1.61

    The following table summarizes information about stock options outstanding at June 30, 2000:

                           Options Outstanding           Options Exercisable
                        ---------------------------   -------------------------
                                      Weighted                      Weighted
         Exercise                      Averag                        Average
          Price                       Remaining                     Exercise
          Range          Number    Contractual Life     Number       Price

      $3.09 to $6.13     464,279      7.85 years        77,383      $   4.26
      $7.72 to $8.09     119,250      8.20 years        13,563          7.92
      $9.38 to $13.00     54,400      4.99 years        54,400         12.67
      $17.50 to $20.88    28,600      5.42 years        28,600         18.20
                        --------                      --------

                         666,529                       173,946
                        ========                      ========

11. LEASES

    The Company leases certain office equipment and vehicles under operating leases. Rent expense for the years ended June 30, 2000, 1999, and 1998, was approximately $65,000, $55,000, and $76,000, respectively.

    At June 30, 2000, future minimum rental payments due under operating leases for each of the three years in the period ended June 30, 2003 are approximately $68,000, $27,000, and $10,000, respectively.

    In February 2000, the Company began leasing a portion of their office space at their corporate headquarters to a tenant. Rent income for the year ended June 30, 2000 was approximately $26,000.

    At June 30, 2000, future minimum lease receipts due under this lease for each of the three years in the period ended June 30, 2003 are approximately $79,000, $79,000, and $13,000, respectively.

12. SUBSEQUENT EVENT

    Effective July 14, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock which may be purchased in the open market from time to time or in privately negotiated transactions. The repurchased stock is expected to be held by the Company in treasury to be used to meet the Company's obligations under its stock option and stock purchase plans, as well as other corporate purposes.

    Effective September, 2000 the employment of a vice president of the Company terminated. Pursuant to the terms of his employment agreement, he will receive severance benefits totaling approximately $425,000, substantially all of which will be paid in fiscal year 2001.

                                   * * * * *

                                                                     SCHEDULE II

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

ALLOWANCES
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                          Additions-
                              Balance,    Charged to   Deductions-
                            beginning of   Cost and     Accounts   Balance, End
Description                     Year       Expenses    Charged-Off    of Year

June 30, 2000 - Allowance
for doubtful accounts        $ 107,411    $   95,000   $   98,488    $ 103,923
                             ---------    ----------   ----------    ---------

June 30, 1999 - Allowance
for doubtful accounts        $  73,565    $   85,000   $   51,154    $ 107,411
                             ---------    ----------   ----------    ---------

June 30, 1998 - Allowance
for doubtful accounts        $ 121,768    $   79,000   $  127,203    $  73,565
                             ---------    ----------   ----------    ---------

June 30, 2000 - Allowance
for sales returns            $ 110,898    $ 638,983    $  583,375    $ 166,506
                             ---------    ----------   ----------    ---------

June 30, 1999 - Allowance
for sales returns            $  87,980    $ 460,001    $  437,083    $ 110,898
                             ---------    ----------   ----------    ---------

June 30, 1998 - Allowance
for sales returns            $  84,607    $ 315,344    $  311,981    $  87,970
                             ---------    ----------   ----------    ---------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 2000               EAGLE POINT SOFTWARE CORPORATION


                                          /s/  Rodney L. Blum
                                          -----------------------------------
                                          Rodney L. Blum
                                          Chairman of the Board, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 28th day of September, 2000.


           Name                    Capacity
           ----                    --------
/s/ Rodney L. Blum                 Chairman of the Board,
------------------------
Rodney L. Blum                     President, Chief Executive Officer and
                                        Director (principal executive officer)

/s/ Dennis J. George               Vice President, Chief
------------------------
Dennis J. George                   Financial Officer, Secretary, Treasurer and
                                   Director (principal financial and accounting
                                   officer)

/s/ James P. Hickey                Director
------------------------
James P. Hickey

/s/ Thomas O. Miller               Director
------------------------
Thomas O. Miller

     The above signatories constitute a majority of the Board of Directors.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                           Description
-----------                           -----------

    3.1*             --Certificate of Incorporation of the Company.

    3.2******        --Amended and Restated By-laws of the Company.

   10.1*             --Loan Agreement between the Company and
                       the City of Dubuque, dated January 20, 1992.

   10.2*             --Loan Agreement between the Company and
                       the City of Dubuque, dated July 6, 1993.

   10.3*             --Loan Agreement between the Company and
                       the City of Dubuque, dated May 16, 1994.

   10.4*             --Community Economic Betterment Account
                       Agreement between the Company and the
                       Iowa Department of Economic Development, dated July 18, 1991.

   10.5*             --Community Economic Betterment Account
                       Agreement between the Company and the
                       Iowa Department of Economic Development, dated July 15, 1993.

   10.6*             --Asset Purchase Agreement between the
                       Company and Facility Mapping Systems,
                       Inc., dated March 31, 1995.

   10.7*             --Asset Purchase Agreement between the
                       Company and LANDCADD, Inc., dated
                       January 1, 1995.

  (degree)10.8****   --Employment Agreement with Rodney L. Blum.

  (degree)10.9****   --Employment Agreement with Dennis J. George.

  (degree)10.10****  --Employment Agreement with John F. Biver.

  (degree)10.11**    --Eagle Point Software Corporation Stock
                       Option Plan

Exhibit No.                             Description
-----------                             -----------

  (degree)10.12***       --Eagle Point Software Corporation Stock
                           Purchase Plan.

   10.13*                --Purchase Agreement between VisionOne
                           Partnership and the Company, dated as
                           of May 1, 1995.

   10.14*****            --Merger Agreement between the
                           Company and ECOM Associates,
                           Inc., dated November 9, 1995.

   10.15*****            --Asset Purchase Agreement between the
                           Company and Computer Integrated
                           Building Corporation dated July 29, 1996.

   10.16+                --Asset Purchase Agreement between the
                           Company and Surveyors Module International,
                           LLC, dated December 1, 1999.

 (degree)10.17++         --Eagle Point Software(TM) Corporation
                           1999 Stock Option Plan.

 (degree)10.18+++        --Amended and restated Eagle Point Software(TM)
                           Corporation 1995 Employee Stock Purchase Plan.

   11.1#                 --Statement re: computation of per share earnings.

   21.1#                 --Subsidiaries

   23.1#                 --Consent of Deloitte & Touche LLP.

   23.2#                 --Independent Auditors' Report on Schedule

   27#                   --Financial Data Schedule

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

*** Incorporated by reference from the Company's Registration Statement on Form S -8 (File No. 33-96918)

****       Incorporated by reference from the Company's 1995 Annual Report on
           Form 10-K

*****      Incorporated by reference from the Company's 1996 Annual Report on
           Form 10-K

****** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998

+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999

++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708)

+++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File N0. 333-32712)

#          Filed herewith.

(degree)   Indicates management contract or compensatory plan or arrangement.