Form 10-Q
period 2000-09-30
EAGLE POINT SOFTWARE CORP
filed 2000-11-14
CIK 945066

-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Common Stock, par value $.01 per share, outstanding as of November 10, 2000:
4,858,709 shares.

-------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                   For the quarter ended September 30, 2000
                                     Index


                         PART I. Financial Information
                         -----------------------------

                                                                                      Page
                                                                                      ----
     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000                                      3

               Consolidated Statements of Operations -
               for the three months, ended September 30, 2000 and 1999                   5

               Consolidated Statements of Cash Flows -
               for the three months ended September 30, 2000 and 1999                    6

               Notes to Consolidated Financial Statements                                7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       8

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk                10

                        PART II. Other Information
                        --------------------------

     Item 1.   Legal Proceedings                                                        11

     Item 2.   Changes in Securities and Use of Proceeds                                11

     Item 3.   Defaults Upon Senior Securities                                          11

     Item 4.   Submission of Matters to a Vote of Security Holders                      11

     Item 5.   Other Information                                                        11

     Item 6.   Exhibits and Reports on Form 8-K                                         12

               SIGNATURES                                                               13

                                       2

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

=========================================================================================================================

                                                                                         September 30,          June 30,
                                                                                       ----------------------------------
                                                                                              2000                2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $ 2,843,671         $ 3,161,045
  Short-term investments                                                                    10,995,185           8,995,468
  Accounts receivable (net of allowances of $189,099 and $270,429, respectively)             1,824,203           2,577,368
  Interest receivable                                                                          263,125              93,859
  Deferred income taxes                                                                        176,626             176,626
  Inventories                                                                                1,558,084           1,199,873
  Income taxes receivable                                                                      212,209             180,114
  Prepaid expenses and other assets                                                            222,193             120,956
                                                                                           -----------         -----------
      Total current assets                                                                 $18,095,296         $16,505,309

INVESTMENTS                                                                                          -           1,996,950
PROPERTY & EQUIPMENT, NET                                                                    6,084,530           6,256,045
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $423,885 and $392,030 respectively)                                                          890,468           1,022,323
NON-COMPETE AGREEMENTS (net of accumulated amortization of $383,077
 and $366,904 respectively)                                                                     41,988              58,161
GOODWILL (net of accumulated amortization of $90,968 and $63,677, respectively)                741,439             768,730
DEFERRED INCOME TAXES                                                                          612,543             612,543
                                                                                           -----------         -----------
TOTAL ASSETS                                                                               $26,466,264         $27,220,061
                                                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                        $    31,857         $    35,771
  Accounts payable                                                                             531,153             468,219
  Accrued expenses                                                                             811,661           1,173,920
  Deferred revenues                                                                          2,431,080           2,808,802
                                                                                           -----------         -----------
      Total current liabilities                                                            $ 3,805,751         $ 4,486,712

LONG-TERM DEBT                                                                                  28,571              28,571
DEFERRED REVENUES                                                                              146,978             195,181
                                                                                           -----------         -----------
      Total liabilities                                                                    $ 3,981,300         $ 4,710,464

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

==========================================================================================================================

                                                                                         September 30,           June 30,
                                                                                         -------------         -----------
                                                                                              2000                 2000
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  September 30, 2000 and June 30, 2000
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730 shares
  issued and outstanding at September 30, 2000 and June 30, 2000                                49,417              49,417
Additional paid-in capital                                                                  17,624,290          17,624,290
Retained earnings                                                                            5,250,313           5,312,961
                                                                                           -----------         -----------
                                                                                            22,924,020          22,986,668

Treasury stock, at cost; 86,021 shares at September 30,2000 and 95,224 shares at
  June 30, 2000                                                                               (439,056)           (477,071)
                                                                                           -----------         -----------
      Total stockholders' equity                                                           $22,484,964         $22,509,597
                                                                                           -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $26,466,264         $27,220,061
                                                                                           ===========         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

========================================================================================================================

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                            ----------------------------
                                                                                               2000              1999
Net revenues
    Product sales                                                                           $2,579,184        $2,202,060
    Training and support                                                                     1,322,037         1,269,065
                                                                                            ----------        ----------
        Total net revenues                                                                   3,901,221         3,471,125
                                                                                            ----------        ----------
Cost of revenues
    Product sales                                                                            1,139,550           598,619
    Training and support                                                                        98,774           110,099
                                                                                            ----------        ----------
        Total cost of revenues                                                               1,238,324           708,718
                                                                                            ----------        ----------
Gross profit                                                                                 2,662,897         2,762,407
                                                                                            ----------        ----------

Operating expenses:
    Selling and marketing                                                                    1,304,135         1,203,617
    Research and development                                                                   932,034           766,173
    General and administrative                                                                 753,928           632,827
                                                                                            ----------        ----------
        Total operating expenses                                                             2,990,097         2,602,617
                                                                                            ----------        ----------
Operating income (loss) from continuing operations                                            (327,200)          159,790

Other income:
    Interest income, net of expense                                                            215,335           202,695
    Other income                                                                                21,299            21,829
                                                                                            ----------        ----------
Income (loss) from continuing operations
    before income taxes                                                                        (90,566)          384,314
Income tax expense (benefit)                                                                   (27,918)          136,986
                                                                                            ----------        ----------
Net income (loss)                                                                           $  (62,648)       $  247,328
                                                                                            ==========        ==========
Weighted average common shares outstanding                                                   4,857,709         4,846,476
                                                                                            ==========        ==========
Basic income (loss) per share                                                               $    (0.01)       $     0.05
                                                                                            ==========        ==========
Weighted average common and common
    equivalent shares outstanding                                                            4,902,392         4,947,116
                                                                                            ==========        ==========
Diluted income (loss) per share                                                             $    (0.01)       $     0.05
                                                                                            ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)

======================================================================================================

                                                                             Three Months Ended
                                                                                September 30,
                                                                      --------------------------------
                                                                          2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  (62,648)          $   247,327

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                         297,738               289,928
    Amortization                                                         159,146                64,370
    Changes in assets and liabilities:
      Accounts receivable                                                753,165              (192,358)
      Interest receivable                                               (169,266)               14,851
      Income taxes payable/receivable                                    (32,095)               66,809
      Inventories                                                       (358,211)               26,215
      Prepaid expenses                                                  (101,237)             (296,949)
      Accounts payable                                                    62,934                23,689
      Deferred revenues                                                 (425,925)               93,933
      Accrued expenses                                                  (362,259)               20,315
      Other                                                               (2,767)               23,080
                                                                      ----------           -----------
        Net cash provided by (used in) operating activities             (241,425)              381,210
                                                                      ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                              (110,050)             (245,099)
  Software development costs:
    Capitalized software costs                                                                 (20,605)
  Purchase of investments                                                                   (2,012,575)
  Proceeds from maturities of investments                                                    3,020,077
                                                                      ----------           -----------
        Net cash provided by (used in) investing activities             (110,050)              741,798
                                                                      ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                              (3,914)               (7,625)
  Purchases of treasury stock                                             (9,004)                    -
  Proceeds from issuance of treasury stock                                47,019                72,371
                                                                      ----------           -----------
        Net cash provided by financing activities                         34,101                64,746
                                                                      ----------           -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (317,374)            1,187,754

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,161,045             5,481,640
                                                                      ----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $2,843,671           $ 6,669,394
                                                                      ==========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                          $       59           $       146
                                                                      ==========           ===========
    Income taxes                                                      $    4,177           $    70,177
                                                                      ==========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


1.  Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

3.  Business Combination

On December 1, 1999, the Company purchased substantially all of the assets of Surveyors Module International, LLC, ("SMI") a Tennessee limited liability company. The purchase price was approximately $2,000,000 in cash. Additionally, the Company is obligated to make contingent cash payments during each of the next two years equal to (1) 70% of the gross profits attributable to the acquired business, after making specific adjustments, for adjusted annual gross profits between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. SMI, located in Church Hill, Tennessee, is a software developer for the surveying hand-held data collection marketplace.

The result of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the three month period ended September 30, 2000 and 1999 as if the acquisition had occurred at the beginning of each period are as follows:

                               Three months ended
                                  September 30
     Consolidated             2000           1999
     ------------
     Total Revenues        $3,901,221      $4,561,444
     Net income (loss)     $  (62,648)     $  426,797
     Earnings per share:
            Basic          $    (0.01)     $     0.09
            Diluted        $    (0.01)     $     0.09

4.  Subsequent Events

Effective November 15, 2000 Rod Blum will step down as the Company's President and Chief Executive Officer. Effective October, 2000 the employment of
John Biver, a Vice President of the Company, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they will receive a combined total of severance benefits of approximately $995,000, substantially all of which will be paid in the second and third quarters of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those which may be projected herein. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended September 30, 2000 and the Company's report on Form 10-K for the year ended June 30, 2000.

Results of Operations

Net revenues increased $430,000 or 12.4% to $3.9 million for the three months ended September 30, 2000 (the "2000 Period"), from $3.4 million for the three months ended September 30, 1999 (the "1999 Period"). The Company experienced an increase in both product sales and in training and support sales in the 2000 Period. The increase in product revenues is primarily attributable to the Company's SMI acquisition. In addition, the Company recognized $110,000 of previously deferred software revenues, as the product upgrades, for which the revenue was initially deferred, were shipped. Training and support revenues were favorably affected by the release of new products in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs.

Gross profit decreased $100,000 or 3.6% to $2.7 million in the 2000 Period from $2.8 million in the 1999 Period. Gross profit as a percentage of net revenues decreased to 68.3% in the 2000 Period from 79.6% in the 1999 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 55.8% in the 2000 Period from 72.8% in the 1999 Period. These decreases are due to a shift in the mix of product sales. Eagle Point products, which have higher gross profit margins than resales of third party products decreased to 74.3% of product sales in the 2000 Period from 98.7% in the 1999 Period. Resales of third party products, which have a substantially lower gross profit margin, increased to 25.7% of product sales in the 2000 Period from 1.3% in the 1999 Period. This shift in the sales mix is primarily attributable to the SMI acquisition noted above. Gross profit as a percentage of corresponding net revenues relating to training and support increased to 92.5% in the 2000 period from 91.3% in the 1999 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

Selling and marketing expenses increased $100,000, or 8.4% to $1.3 million in the 2000 Period from $1.2 million in the 1999 Period. As a percentage of net revenues, selling and marketing expenses decreased to 33.4% in the 2000 Period from 34.7% in the 1999 period primarily due to the increase in sales volume. The increase was primarily attributable to increased personnel costs associated with an increase in the sales and marketing staff.

Research and development expense increased $166,000, or 21.6% to $932,000 in the 2000 Period from $766,000 in the 1999 Period. As a percentage of net revenues, research and development costs increased to 23.9% in the 2000 Period from 22.1% in the 1999 Period. The increase was primarily attributable to increased personnel costs associated with research and development.

General and administrative expense increased $121,000, or 19.1% to $754,000 in the 2000 Period from $633,000 in the 1999 Period. As a percentage of net revenues, general and administrative expenses increased to 19.3% in the 2000 Period from 18.2% in the 1999 Period. The increase was primarily attributable to increased personnel costs associated with an increase in the number of general and administrative staff.

Operating income decreased $487,000, or 305% to an operating loss of $327,000 in the 2000 Period from operating income of 160,000 in the 1999 Period. As a percentage of net revenues, operating income decreased to -8.4% in the 2000 Period from 4.6% in the 1999 Period as a result of the factors described above.

Interest income increased $12,000 to $215,000 in the 2000 Period from $203,000 in the 1999 Period. Other income remained steady at $21,000 for both the 2000 Period and the 1999 Period. The increase in interest income is primarily attributable to higher rates of return on the Company's investments.

Liquidity and Capital Resources

The Company's financial position remains strong, with working capital of $14.2 million and long-term debt of only $29,000. Cash plus short-term investments aggregated approximately $13.8 million at September 30, 2000. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At September 30, 2000, the Company had no borrowings outstanding under this line of credit.

Effective November 15, 2000 Rod Blum will step down as the Company's President and Chief Executive Officer. Effective October, 2000 the employment of
John Biver, a Vice President of the Company, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they will receive a combined total of severance benefits of approximately $995,000, substantially all of which will be paid in the second and third quarters of fiscal 2001.

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


                                                EAGLE POINT SOFTWARE CORPORATION
                                                --------------------------------
                                                           (Registrant)




Date:  November 14, 2000                               BY: /s/ Dennis J. George
------------------------                               -------------------------
                                                       Dennis J. George
                                                       Vice President, Chief
                                                       Financial Officer,
                                                       Treasurer and Secretary
                                                       (As a duly authorized
                                                       officer on behalf of the
                                                       Registrant and as
                                                       Principal Financial and
                                                       Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                            Description
-----------                            -----------

    11             Statement re:  computation of net earnings per share