Form 10-Q
period 2000-12-31
EAGLE POINT SOFTWARE CORP
filed 2001-02-13
CIK 945066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No ___
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.01 per share, outstanding as of February 12, 2001:
4,619,209 shares.

-----------------------------------------------------------------------------

                        Eagle Point Software Corporation

                                    Form 10-Q
                     For the quarter ended December 31, 2000
                                      Index

                                PART I. Financial Information
                                -----------------------------

                                                                                                      Page
                                                                                                      ----
Item 1.         Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                December 31, 2000 and June 30, 2000                                                     3

                Consolidated Statements of Operations -
                for the three and six month periods, ended December 31, 2000 and 1999                   5

                Consolidated Statements of Cash Flows -
                for the six months ended December 31, 2000 and 1999                                     6

                Notes to Consolidated Financial Statements                                              8

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     9

Item 3          Quantitative and Qualitative Disclosures about Market Risk                             12

                                    PART II. Other Information
                                    --------------------------

Item 1.      Legal Proceedings                                                                         13

Item 2.      Changes in Securities and Use of Proceeds                                                 13

Item 3.      Defaults Upon Senior Securities                                                           13

Item 4.      Submission of Matters to a Vote of Security Holders                                       13

Item 5.      Other Information                                                                         13

Item 6.      Exhibits and Reports on Form 8-K                                                          14


                SIGNATURES                                                                             15

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,         June 30,
                                                                                         ------------------------------
                                                                                            2000                 2000
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $ 1,789,085        $ 3,161,045
  Short-term investments                                                                  10,999,041          8,995,468
  Accounts receivable (net of allowances of $190,231 and $270,429, respectively)           2,227,004          2,577,368
  Interest receivable                                                                        274,451             93,859
  Deferred income taxes                                                                      176,626            176,626
  Inventories                                                                              1,652,042          1,199,873
  Income taxes receivable                                                                    448,877            180,114
  Prepaid expenses and other assets                                                          309,015            120,956
                                                                                         -----------        -----------
          Total current assets                                                           $17,876,141        $16,505,309

INVESTMENTS                                                                                                   1,996,950
PROPERTY & EQUIPMENT, NET                                                                  5,866,811          6,256,045
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $547,502 and $392,030, respectively)                                                       779,332          1,022,323
NON-COMPETE AGREEMENTS (net of accumulated amortization of $395,525
 and $366,904, respectively)                                                                  29,540             58,161
GOODWILL (net of accumulated amortization of $120,130 and $63,677, respectively)             728,967            768,730
DEFERRED INCOME TAXES                                                                        612,543            612,543
                                                                                         -----------        -----------
TOTAL ASSETS                                                                             $25,893,334        $27,220,061
                                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $    56,485        $    35,771
  Accounts payable                                                                           268,277            468,219
  Accrued expenses                                                                         1,895,887          1,173,920
  Deferred revenues                                                                        2,604,802          2,808,802
                                                                                         -----------        -----------
          Total current liabilities                                                        4,825,451          4,486,712

LONG-TERM DEBT                                                                                                   28,571
DEFERRED REVENUES                                                                            179,341            195,181
                                                                                         -----------        -----------
          Total liabilities                                                                5,004,792          4,710,464

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          December 31,           June 30,
                                                                                          ---------------------------------
                                                                                             2000                  2000
                                                                                          (Unaudited)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  December 31, 2000 and June 30, 2000
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
  shares issued and outstanding at December 31, 2000 and June 30, 2000                          49,417               49,417
Additional paid-in capital                                                                  17,624,290           17,624,290
Retained earnings                                                                            4,596,028            5,312,961
                                                                                          ------------         ------------
                                                                                            22,269,735           22,509,597

Treasury stock, at cost; 322,521 shares at December 31, 2000
 and 95,224 shares at June 30, 2000                                                         (1,381,193)            (477,071)
                                                                                          ------------         ------------
          Total stockholders' equity                                                        20,888,542           22,032,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 25,893,334         $ 27,220,061
                                                                                          ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended                     Six Months Ended
                                                                           December 31,                          December 31,
                                                                 ------------------------------       ------------------------------
                                                                     2000               1999              2000               1999
Net revenues
       Product sales                                             $ 2,755,215        $ 3,108,660       $ 5,334,398        $ 5,310,720
       Training and support                                        1,465,668          1,251,185         2,787,705          2,520,250
                                                                 -----------        -----------       -----------        -----------
             Total net revenues                                    4,220,883          4,359,845         8,122,103          7,830,970
                                                                 -----------        -----------       -----------        -----------

Cost of revenues
       Product sales                                               1,141,390            936,691         2,280,940          1,535,310
       Training and support                                          104,979             89,321           203,753            199,420
                                                                 -----------        -----------       -----------        -----------
             Total cost of revenues                                1,246,369          1,026,012         2,484,693          1,734,730
                                                                 -----------        -----------       -----------        -----------

Gross profit                                                       2,974,514          3,333,833         5,637,410          6,096,240
                                                                 -----------        -----------       -----------        -----------

Operating expenses:
       Selling and marketing                                       1,458,121          1,569,890         2,762,256          2,773,507
       Research and development                                      897,878            717,058         1,829,912          1,483,231
       General and administrative                                    724,736            721,718         1,478,664          1,354,545
       Acquisition related charges                                                      261,136                              261,136
       Officer severance                                           1,117,000                            1,117,000
                                                                 -----------        -----------       -----------        -----------
             Total operating expenses                              4,197,735          3,269,803         7,187,832          5,872,419
                                                                 -----------        -----------       -----------        -----------
Operating income (loss) from continuing operations                (1,223,221)            64,030        (1,550,422)           223,821

Other income (expense):
       Interest income, net of expense                               210,262            193,620           425,597            396,315
       Other income (expense)                                         20,674             21,971            41,980             43,799
                                                                 -----------        -----------       -----------        -----------

Income (loss) from continuing operations
      before income taxes                                           (992,285)           279,620        (1,082,845)           663,935
Income tax expense (benefit)                                        (339,597)            85,175          (367,515)           222,161
                                                                 -----------        -----------       -----------        -----------
Net income (loss)                                                $  (652,688)       $   194,445       $  (715,330)       $   441,774
                                                                 ===========        ===========       ===========        ===========


Weighted average common shares outstanding                         4,750,682          4,846,476         4,803,413          4,846,476
                                                                 ===========        ===========       ===========        ===========

Basic income (loss) per share                                    $     (0.14)       $      0.04       $     (0.15)       $      0.09
                                                                 ===========        ===========       ===========        ===========

Weighted average common and common
       equivalent shares outstanding                               4,765,228          4,947,116         4,831,213          4,944,067
                                                                 ===========        ===========       ===========        ===========

Diluted income (loss) per share                                  $     (0.14)       $      0.04       $     (0.15)       $      0.09
                                                                 ===========        ===========       ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                       2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $  (715,337)           $   441,774
  Adjustments to reconcile net income (loss) to net
   cash provided  by (used in) operating activities:
    Depreciation and amortization                                                      599,092                640,654
    Amortization of software development costs                                         255,471                145,543
    Charge for purchased research and development                                                              78,600
    Changes in assets and liabilities:
      Accounts receivable                                                              350,364             (1,056,760)
      Interest receivable                                                             (180,592)                11,646
      Income taxes receivable                                                         (268,763)               (55,927)
      Inventories                                                                     (452,169)              (127,383)
      Prepaid expenses                                                                (188,059)              (109,525)
      Accounts payable                                                                (199,942)                16,849
      Deferred revenues                                                               (219,840)               263,133
      Accrued expenses                                                                 721,967                584,323
      Other                                                                             (3,168)
                                                                                   -----------            -----------
          Net cash provided by (used in) operating activities                         (270,976)               832,927
                                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (159,309)              (508,889)
    Capitalized software development costs                                             (24,645)              (167,873)
  Payments to acquire companies                                                                            (2,089,812)
  Purchases of investments                                                                                 (2,012,575)
  Proceeds from maturities of investments                                                                   6,036,825
                                                                                   -----------            -----------
          Net cash provided by (used in) investing activities                         (183,954)             1,257,676
                                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                            (7,857)               (63,692)
  Purchases of treasury stock                                                         (956,192)
  Proceeds from issuance of treasury stock                                              47,019                 72,371
                                                                                   -----------            -----------
          Net cash provided by (used in) financing activities                         (917,030)                 8,679
                                                                                   -----------            -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,371,960)             2,099,282

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                3,161,045              5,481,640
                                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                    $ 1,789,085            $ 7,580,922
                                                                                   ===========            ===========

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENT OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                    2000                      1999
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (refunded) for:
    Interest                                                                     $       88                 $      146
                                                                                 ==========                 ==========
    Income taxes                                                                 $ (103,308)                $  320,897
                                                                                 ==========                 ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Payments to acquire companies:
         Inventories                                                                                        $  280,012
         Property and equipment                                                                                 49,369
         Purchased research and development                                                                     78,600
         Developed product technology                                                                          972,000
         Goodwill                                                                                              709,831
                                                                                                            ----------
                                                                                                            $2,089,812
                                                                                                            ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1.  Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of December 31, 2000 and June 30, 2000, and the results of operations and cash flows for the three month and six month periods ended December 31, 2000 and 1999.

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

3.  Business Combination

On December 1, 1999, the Company purchased substantially all of the assets of Surveyors Module International, LLC, ("SMI") a Tennessee limited liability company. The purchase price was approximately $2,000,000 in cash. Additionally, the Company is obligated to make contingent cash payments during each of the two years following the date of acquisition equal to (1) 70% of the gross profits attributable to the acquired business, after making specific adjustments, for adjusted annual gross profits between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. SMI, located in Church Hill, Tennessee, is a software developer for the surveying hand-held data collection marketplace.

The result of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the six month period ended December 31, 2000 and 1999 as if the acquisition had occurred at the beginning of each period are as follows:

                                                       Six Months Ended
                                                          December 31
     Consolidated                                   2000              1999
     ------------
     Total Revenues                             $ 8,122,103      $ 9,618,992
     Net income (loss)                          $  (652,688)     $   680,274
     Earnings per share:
                 Basic                          $     (0.14)     $      0.14
                 Diluted                        $     (0.14)     $      0.14

4.   Officer Severance

Effective November, 2000 Rod Blum stepped down as the Company's President and Chief Executive Officer. Effective October, 2000 the employment of John Biver, a Vice President of the Company, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they will receive combined total of severance benefits of approximately $997,000, substantially all of which either was paid or will be paid in the second and third quarters of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

     This quarterly report on Form 10-Q contains forward looking statements, including without limitation the results of any litigation brought against the Company. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended December 31, 2000 and the Company's report on Form 10-K for the year ended June 30, 2000.

Results of Operations

     Net revenues decreased $139,000 or 3.2% to $4.2 million for the three months ended December 31, 2000 (the "2000 Quarter"), from $4.3 million for the three months ended December 31, 1999 (the "1999 Quarter"). The Company experienced a decrease in product revenues and an increase in revenues from training and support. The decrease in product revenues is primarily attributable to the fact that in the 1999 Quarter $292,000 of previously deferred software revenues was recognized as the product upgrades, for which the revenue was initially deferred, were shipped. Training and support revenues were favorably affected by the release of new products and product upgrades in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs.

     For the six months ended December 31, 2000 (the "2000 Period"), net revenues increased $291,000 or 3.7% to $8.1 million from $7.8 million for six months ended December 31, 1999 (the "1999 Period"). Product revenues remained steady at $5.3 million for both the 2000 Period and the 1999 Period. Training and support revenues increased $267,000 or 10.6% to $2.8 million for the 2000 Period as compared to $2.5 million for the 1999 Period as a result of factors described above.

     Gross profit decreased $359,000 or 10.8% to $3.0 million in the 2000 Quarter from $3.3 million in the 1999 Quarter. For the 2000 Period, gross profit decreased $459,000 or 7.5% to $5.6 million from $6.1 million for the 1999 Period. Gross profit as a percentage of net revenues decreased to 70.5% in the 2000 Quarter from 76.5% in the 1999 Quarter, and also decreased to 69.4% for the 2000 Period from 77.8% for the 1999 Period. Gross profit as a percentage of corresponding net revenues relating to product sales decreased to 58.6% in the 2000 Quarter from 69.9% in the 1999 Quarter, and decreased to 57.2% for the 2000 Period from 71.1% for the 1999 Period. These decreases are due to a shift in the mix of product sales. Eagle Point proprietary products, which have higher gross profit margins than resales of third party products, decreased to 73.6% of product sales in the 2000 Quarter from 85.4% of product sales in the 1999 Quarter, and decreased to 74.0% of product sales for the 2000 Period, as compared to 90.7% of product sales for the 1999 Period. This shift in the sales mix toward increased resales of third party products is the result of the Company's SMI acquisition as only one month of the SMI operation is included in the results for both the 1999 Quarter and the 1999 Period. Gross profit as a percentage of corresponding net revenues relating to training and support revenues remained steady at 92.8% for the 2000 Quarter as compared to 92.9% for the 1999 Quarter. For the 2000 Period gross profit as a percentage of corresponding net revenues relating to training and support increased to 92.7% from 92.1% for 1999 Period.

     Selling and marketing expenses decreased $112,000 or 7.1% to $1.5 million in the 2000 Quarter from $1.6 million in the 1999 Quarter, and remained steady at $2.8 million for both the 2000 Period and the 1999 Period. As a percentage of net revenues, selling and marketing expenses decreased to 34.5% in the 2000 Quarter from 36.0% in the 1999 Quarter, and decreased to 34.0% for the 2000 Period from 35.4% for the 1999 Period. These decreases are due primarily to lower personnel costs.

     Research and development expense increased $181,000 or 25.2% to $898,000 in the 2000 Quarter from $717,000 in the 1999 Quarter. As a percentage of net revenues, research and development expense increased to 21.3% in the 2000 Quarter from 16.4% in the 1999 Quarter. For the 2000 Period, these expenses increased $347,000 or 23.4% to $1.8 million from $1.5 million for the 1999 Period. As a percentage of net revenues research and development expenses increased to 22.5% for the 2000 Period as compared to 18.9% for the 1999 Period. These increases are due to higher personnel costs, primarily attributable to increased staff from the SMI acquisition, and the fact that approximately $147,000 in the 1999 Quarter and $168,000 in the 1999 Period of research and development costs was capitalized as compared to approximately $12,000 for both the 2000 Quarter and the 2000 Period.

     General and administrative expenses increased slightly by $3,000 or 0.4% to $725,000 for the 2000 Quarter from $722,000 in the 1999 Quarter. As a percentage of net revenues, general and administrative expenses increased to 17.2% for the 2000 Quarter from 16.6% for the 1999 Quarter. For the 2000 Period, general and administrative expenses increased $124,000 or 9.2% to $1.5 million from $1.4 million for the 1999 Period. As a percentage of net revenue these expenses increased to 18.2% for the 2000 Period from 17.3% for the 1999 Period. These increases are attributable to higher personnel costs and higher goodwill amortization associated with the SMI acquisition.

     Operating income decreased $1.3 million to an operating loss of $1.2 million in the 2000 Quarter from operating income of $64,000 in the 1999 Quarter. Operating income as a percentage of net revenue decreased to -29.0% in the 2000 Quarter from 1.5% in the 1999 Quarter. For the 2000 Period, operating income decreased $1.8 million to an operating loss of $1.6 million as compared to operating income of $223,000 for the 1999 Period. As a percentage of net revenues, operating income also decreased to -19.1% for the 2000 Period from 2.9% for the 1999 Period.

     In the 2000 Quarter the Company incurred severance and executive recruiting charges of $1.1 million. These charges included an aggregate of $997,000 for executive severance benefits relating to the terminated employment of Rod Blum, the Company's President and Chief Executive Officer, in November 2000 and John Biver, a Vice President of the Company, in October 2000 and an estimated $120,000 for costs relating to the executive search for a new CEO. In the 1999 Quarter the company incurred $261,000 of acquisition charges which included a $79,000 charge for purchased research and development in connection with the SMI acquisition and $182,000 of other acquisition related charges. Excluding these charges for the 2000 Quarter and the 1999 Quarter, operating income decreased $431,000 or -132.7% to an operating loss of $106,000 in the 2000 Quarter, compared to operating income of $325,000 in the 1999 Quarter, and as a percentage of net revenues, decreased to -2.5% in the 2000 Quarter from 7.5% in the 1999 Quarter as a result of the factors described above. Excluding these charges for the 2000 Period and the 1999 Period, operating income decreased $918,000 or -189.4% to an operating loss of $433,000 for the 2000 Period as compared to operating income of $485,000 for the 1999 Period and as a percentage of net revenues operating income decreased to -5.3% for the 2000 Period from 6.2% for the 1999 Period as a result of the factors described above.

     Interest income increased $16,000 to $210,000 in the 2000 Quarter from $194,000 in the 1999 Quarter and increase $29,000 to $426,000 in the 2000 Period from $397,000 in the 1999 Period. Other income decreased slightly by $1,000 to $21,000 for the 2000 Quarter from $22,000 for the 1999 Quarter and decreased slightly by $2,000 to $42,000 for the 2000 Period from $44,000 for the 1999 Period. The increase in interest income was primarily attributable to improved rates of returns on the Company's cash investments.

Liquidity and Capital Resources

     The Company's financial position remains strong with working capital of $13.1 million and no long-term debt. Cash and short-term investments aggregated approximately $12.8 million at December 31, 2000. The Company also has available a $2.0 million unsecured line of credit from it's principal bank. At December 31, 2000 the Company had no borrowings outstanding under this line of credit.

     In July 2000, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At December 31, 2000 the Company had repurchased 239,500 shares of its common stock at an aggregate cost to the Company of $956,000, all of which is held on treasury stock.

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

     2. The stockholders approved the Eagle Point Software Corporation 1999 Stock Option Plan.

            (3,464,180 votes FOR; 208,483 votes AGAINST; 20,584 votes ABSTAINED)

     3. The stockholders approved amendments to the Eagle Point Software Corporation 1995 Employee Stock Purchase Plan.

            (3,462,886 votes FOR; 208,718 votes AGAINST; 21,643 votes ABSTAINED)

     4. The stockholders ratified the appointment of Deloitte & Touche, LLP, the Company's independent public accountants for the fiscal year ending June 30, 2001.

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


Date:  February 13, 2001                BY: /s/ Dennis J. George
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