Form 10-Q/A
period 2000-12-31
EAGLE POINT SOFTWARE CORP
filed 2001-02-22
CIK 945066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended December 31, 2000.
                                   -----------------
                                       OR

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

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on February 13, 2001, for the quarter ended December 31, 2000. There were three typographical errors on the Statement of Cash Flows filed in the 10-Q. Each error was contained in the column entitled "Six Months ended December 31, 2000," and specifically were contained on the line items "Net income (loss)", "Depreciation and amortization" and "Other". Additionally, the results from the 1999 Annual Meeting of Stockholders was inadvertently reported in Item 4 (Submission of Matters of to a Vote of Security Holders) instead of the results from the 2000 meeting.

                       Eagle Point Software Corporation

                                  Form 10-Q/A
                    For the quarter ended December 31, 2000
                                     Index

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

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                    December 31,          June 30,
                                                                                                 -----------------------------------
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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                 December 31,            June 30,
                                                                                             --------------------------------------
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
                                                                                             ============             ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

==============================================================================================================

                                                   Three Months Ended                Six Months Ended
                                                       December 31,                     December 31,
                                              -----------------------------     ------------------------------
                                                  2000             1999             2000              1999
Net revenues
      Product sales                           $  2,755,215     $  3,108,660     $  5,334,398      $  5,310,720
      Training and support                       1,465,668        1,251,185        2,787,705         2,520,250
                                              ------------     ------------     ------------      ------------
          Total net revenues                     4,220,883        4,359,845        8,122,103         7,830,970
                                              ------------     ------------     ------------      ------------

Cost of revenues
      Product sales                              1,141,390          936,691        2,280,940         1,535,310
      Training and support                         104,979           89,321          203,753           199,420
                                              ------------     ------------     ------------      ------------
          Total cost of revenues                 1,246,369        1,026,012        2,484,693         1,734,730
                                              ------------     ------------     ------------      ------------

Gross profit                                     2,974,514        3,333,833        5,637,410         6,096,240
                                              ------------     ------------     ------------      ------------

Operating expenses:
      Selling and marketing                      1,458,121        1,569,890        2,762,256         2,773,507
      Research and development                     897,878          717,058        1,829,912         1,483,231
      General and administrative                   724,736          721,718        1,478,664         1,354,545
      Acquisition related charges                                   261,136                            261,136
      Officer severance                          1,117,000                         1,117,000
                                              ------------     ------------     ------------      ------------
          Total operating expenses               4,197,735        3,269,803        7,187,832         5,872,419
                                              ------------     ------------     ------------      ------------
Operating income (loss) from continuing
      operations                                (1,223,221)          64,030       (1,550,422)          223,821

Other income (expense):
      Interest income, net of expense              210,262          193,620          425,597           396,315
      Other income (expense)                        20,674           21,971           41,980            43,799
                                              ------------     ------------     ------------      ------------

Income (loss) from continuing operations          (992,285)         279,620       (1,082,845)          663,935
      before income taxes
Income tax expense (benefit)                      (339,597)          85,175         (367,515)          222,161
                                              ------------     ------------     ------------      ------------
Net income (loss)                             $   (652,688)    $    194,445     $   (715,330)     $    441,774
                                              ============     ============     ============      ============


Weighted average common shares outstanding       4,750,682        4,846,476        4,803,413         4,846,476
                                              ============     ============     ============      ============

Basic income (loss) per share                 $      (0.14)    $       0.04     $      (0.15)     $       0.09
                                              ============     ============     ============      ============

Weighted average common and common
      equivalent shares outstanding              4,765,228        4,947,116        4,831,213         4,944,067
                                              ============     ============     ============      ============

Diluted income (loss) per share               $      (0.14)    $       0.04     $      (0.15)     $       0.09
                                              ============     ============     ============      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                 ----------------------------------------
                                                                                     2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $  (715,330)         $   441,774
Adjustments to reconcile net income (loss) to net
cash provided  by (used in) operating activities:
 Depreciation and amortization                                                       629,092              640,654
 Amortization of software development costs                                          255,471              145,543
 Charge for purchased research and development                                                             78,600
 Changes in assets and liabilities:
  Accounts receivable                                                                350,364           (1,056,760)
  Interest receivable                                                               (180,592)              11,646
  Income taxes receivable                                                           (268,763)             (55,927)
  Inventories                                                                       (452,169)            (127,383)
  Prepaid expenses                                                                  (188,059)            (109,525)
  Accounts payable                                                                  (199,942)              16,849
  Deferred revenues                                                                 (219,840)             263,133
  Accrued expenses                                                                   721,967              584,323
  Other                                                                               (3,175)
                                                                               -------------       --------------
    Net cash provided by (used in) operating  activities                            (270,976)             832,927
                                                                               -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (159,309)            (508,889)
 Capitalized software development costs                                              (24,645)            (167,873)
 Payments to acquire companies                                                                         (2,089,812)
 Purchases of investments                                                                              (2,012,575)
 Proceeds from maturities of investments                                                                6,036,825
                                                                               -------------       --------------
    Net cash provided by (used in) investing activities                             (183,954)           1,257,676
                                                                               -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                           (7,857)             (63,692)
 Purchases of treasury stock                                                        (956,192)
 Proceeds from issuance of treasury stock                                             47,019               72,371
                                                                               -------------       --------------
    Net cash provided by (used in) financing activities                             (917,030)               8,679
                                                                               -------------       --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (1,371,960)           2,099,282

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                               3,161,045            5,481,640
                                                                               -------------       --------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                   $ 1,789,085          $ 7,580,922
                                                                               =============       ==============

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                          2000                    1999
                                                                                       --------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid (refunded) for:
  Interest                                                                             $       88             $       146
                                                                                       ----------             -----------
  Income taxes                                                                         $ (103,308)            $   320,897
                                                                                       ----------             -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Payments to acquire companies:
    Inventories                                                                                               $   280,012
    Property and equipment                                                                                         49,369
    Purchased research and development                                                                             78,600
    Developed product technology                                                                                  972,000
    Goodwill                                                                                                      709,831
                                                                                                              -----------
                                                                                                              $ 2,089,812
                                                                                                              ===========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The result of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the six month period ended December 31, 2000 and 1999 as if the acquisition had occurred at the beginning of each period are as follows:

                                                 Six Months Ended
                                                    December 31

         Consolidated                       2000                     1999
         ------------
         Total Revenues                 $8,122,103                $9,618,992
         Net income (loss)              $ (652,688)               $  680,274
         Earnings per share:
                  Basic                 $    (0.14)               $     0.14
                  Diluted               $    (0.14)               $     0.14

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

The Company held its Annual Meeting of Stockholders on December 6, 2000.

The following matters were voted upon at the Annual Meeting of Stockholders:

     1. The stockholders elected as directors to serve until the 2003 Annual Meeting of Stockholders:

            Rodney L. Blum (3,502,148 votes FOR; 1,285,690 votes WITHHELD)

     2. The stockholders ratified the appointment of Deloitte & Touche, LLP, the Company's independent public accountants for the fiscal year ending June 30, 2001.

            (4,762,396 votes FOR; 12,490 votes AGAINST; 12,952 votes ABSTAINED)

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


Date:  February 22, 2001                  BY: /s/ Dennis J. George
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

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                      Description
-----------

    11               Statement re:  computation of net earnings per share