Form 10-Q
period 2001-03-31
EAGLE POINT SOFTWARE CORP
filed 2001-05-10
CIK 945066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001.
                                     --------------

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

Common Stock, par value $.01 per share, outstanding as of May 7, 2001: 4,619,409 shares.

--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                     For the quarter ended March 31, 2001
                                     Index


                         PART I. Financial Information
                         -----------------------------

                                                                                           Page
                                                                                           ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          March 31, 2001 and June 30, 2000                                                  3

          Consolidated Statements of Operations -
          for the three and nine month periods ended March 31, 2001 and 2000                5

          Consolidated Statements of Cash Flows -
          for the nine months ended March 31, 2001 and 2000                                 6

          Notes to Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                              10

Item 3    Quantitative and Qualitative Disclosure about Market Risk                        12

                           PART II. Other Information
                           --------------------------

Item 1. Legal Proceedings                                                                  13

Item 2. Changes in Securities and Use of Proceeds                                          13

Item 3. Defaults Upon Senior Securities                                                    13

Item 4. Submission of Matters to a Vote of Security Holders                                13

Item 5. Other Information                                                                  13

Item 6. Exhibits and Reports on Form 8-K                                                   13


         SIGNATURES                                                                        14

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,            June 30,
                                                                                                   ---------------------------------
                                                                                                       2001                2000
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                                         $    3,202,908       $  3,161,045
 Short-term investments                                                                                10,021,926          8,995,468
 Accounts receivable (net of allowances of $182,080 and $270,429, respectively)                         2,262,296          2,577,368
 Interest receivable                                                                                      257,148             93,859
 Deferred income taxes                                                                                    176,626            176,626
 Inventories                                                                                            1,319,184          1,199,873
 Income taxes receivable                                                                                  210,540            180,114
 Prepaid expenses and other assets                                                                        203,448            120,956
                                                                                                   --------------       ------------
      Total current assets                                                                             17,654,076         16,505,309

INVESTMENTS                                                                                                                1,996,950
PROPERTY & EQUIPMENT, NET                                                                               5,662,641          6,256,045
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
 $674,719 and $392,030, respectively)                                                                     691,952          1,022,323
NON-COMPETE AGREEMENTS (net of accumulated amortization of $407,974
 and $366,904, respectively)                                                                               17,091             58,161
GOODWILL (net of accumulated depreciation of $149,709 and $63,677, respectively)                          777,698            768,730
DEFERRED INCOME TAXES                                                                                     612,543            612,543
                                                                                                   --------------       ------------
TOTAL ASSETS                                                                                       $   25,416,001       $ 27,220,061
                                                                                                   ==============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                                                 $       27,914       $     35,771
 Accounts payable                                                                                         224,344            468,219
 Accrued expenses                                                                                       1,052,970          1,173,920
 Deferred revenues                                                                                      2,650,411          2,808,802
                                                                                                   --------------       ------------
      Total current liabilities                                                                         3,955,639          4,486,712

LONG-TERM DEBT                                                                                                                28,571
DEFERRED REVENUES                                                                                         131,505            195,181
                                                                                                   --------------       ------------
      Total liabilities                                                                                 4,087,144          4,710,464
                                                                                                   --------------       ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    March 31,           June 30,
                                                                                                  -------------        -----------
                                                                                                      2001                 2000
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at March 31, 2001 and June 30, 2000
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
 shares issued and outstanding at March 31, 2001 and June 30, 2000                                       49,417              49,417
Additional paid-in capital                                                                           17,624,290          17,624,290
Retained earnings                                                                                     5,036,343           5,312,961
                                                                                                  -------------        ------------
                                                                                                     22,710,050          22,986,668

Treasury stock, at cost; 322,521 shares at March 31, 2001
and 95,224 shares at June 30, 2000                                                                   (1,381,193)           (477,071)
                                                                                                   ------------        ------------
     Total stockholders' equity                                                                      21,328,857          22,509,597
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 25,416,001        $ 27,220,061
                                                                                                   ============        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended                    Nine Months Ended
                                                                           March 31,                            March 31,
                                                                ------------------------------       -------------------------------
                                                                    2001              2000               2001              2000

Net revenues
    Product sales                                               $  3,389,757      $  3,759,042       $  8,724,155       $  9,069,762
    Training and support                                           1,582,155         1,491,860          4,369,860          4,012,110
                                                                ------------      ------------       ------------       ------------
         Total net revenues                                        4,971,912         5,250,902         13,094,015         13,081,872
                                                                ------------      ------------       ------------       ------------

Cost of revenues
    Product sales                                                  1,175,728         1,439,402          3,456,667          2,974,712
    Training and support                                             186,818           218,736            390,571            418,156
                                                                ------------      ------------       ------------       ------------
         Total cost of revenues                                    1,362,546         1,658,138          3,847,238          3,392,868
                                                                ------------      ------------       ------------       ------------

Gross Profit                                                       3,609,366         3,592,764          9,246,777          9,689,004

Operating expenses:
    Selling and marketing                                          1,649,442         2,009,490          4,411,705          4,782,997
    Research and development                                         793,856           922,314          2,624,412          2,405,545
    General and administrative                                       705,646           834,249          2,183,659          2,188,794
    Acquisition related charges                                                                                              261,136
    Officer severance and executive recruiting                                                          1,117,000
                                                                ------------      ------------       ------------       ------------
         Total operating expenses                                  3,148,944         3,766,053         10,336,776          9,638,472
                                                                ------------      ------------       ------------       ------------

Operating income (loss) from continuing
    operations                                                       460,422          (173,289)        (1,089,999)            50,532

Other income (expense):
    Interest income, net of expense                                  193,074           183,432            618,671            579,748
    Other income (expense)                                            27,740            46,567             69,720             90,365
                                                                ------------      ------------       ------------       ------------

Income (loss) from continuing operations
    before income taxes                                              681,236            56,710           (401,608)           720,645
Income tax expense (benefit)                                         240,922            25,747           (126,593)           247,908
                                                                ------------      ------------       ------------       ------------
Net income (loss)                                               $    440,314      $     30,963       $   (275,015)      $    472,737
                                                                ============      ============       ============       ============

Weighted average common shares outstanding                         4,619,209         4,846,495          4,743,236          4,846,482
                                                                ============      ============       ============       ============

Basic income (loss)  per share                                  $       0.10      $       0.01       $      (0.06)      $       0.10
                                                                ============      ============       ============       ============

Weighted average common and common
    equivalent shares outstanding                                  4,656,878         4,953,426          4,773,717          4,947,007
                                                                ============      ============       ============       ============

Diluted income (loss) per share                                 $       0.09      $       0.01       $      (0.06)      $       0.10
                                                                ============      ============       ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Nine Months Ended
                                                                                                             March 31,
                                                                                               ------------------------------------
                                                                                                     2001                   2000
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                            $   (275,015)           $    472,737
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                                   918,993                 984,238
    Amortization of software development costs                                                      382,689                 268,497
    Charge for purchased research and development                                                                            78,600
    Changes in assets and liabilities:
      Accounts receivable                                                                           315,072                (997,918)
      Interest receivable                                                                          (163,289)                 57,039
      Income taxes payable/receivable                                                               (30,426)                (33,237)
      Inventories                                                                                  (119,311)               (334,108)
      Prepaid expenses                                                                              (82,492)                (99,745)
      Accounts payable                                                                             (243,875)                105,129
      Deferred revenues                                                                            (222,067)                244,840
      Accrued expenses                                                                             (120,950)                 88,641
      Other                                                                                           3,448                      94
                                                                                               ------------            ------------
          Net cash provided by operating activities                                                 362,777                 834,807
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                                         (198,487)               (722,151)
  Capitalized software development costs                                                            (52,318)               (225,468)
  Payment to acquire company                                                                        (95,000)             (2,089,812)
  Purchases of investments                                                                       (1,058,333)             (2,012,575)
  Proceeds from maturities of investments                                                         2,028,825               9,046,394
                                                                                               ------------            ------------
          Net cash provided by investing activities                                                 624,687               3,996,388
                                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                                        (36,428)                (67,549)
  Purchases of treasury stock                                                                      (956,192)
  Proceeds from issuance of treasury stock                                                           47,019                  72,371
                                                                                               ------------            ------------
          Net cash provided by (used in) financing activities                                      (945,601)                  4,822
                                                                                               ------------            ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              41,863               4,836,017

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    3,161,045               5,481,640
                                                                                               ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  3,202,908            $ 10,317,657
                                                                                               ============            ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                           ------------------------------------
                                                                                               2001                       2000
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                                 $       88                $     1,492
                                                                                             ==========                ===========
    Cash paid/received for:
    Income taxes                                                                             $ (101,323)               $   321,425
                                                                                             ==========                ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Payment to acquire company:
     Inventories                                                                                                           280,012
     Property and equipment                                                                                                 49,369
     Purchased research and development                                                                                     78,600
     Development product technology                                                                                        972,000
     Goodwill                                                                                                              709,831
                                                                                                                       -----------
                                                                                                                       $ 2,089,812
                                                                                                                       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

1.  Interim Financial Statements

The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 2001 and June 30, 2000, and the results of operations and cash flows for the nine-month period ended March 31, 2001.

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

The result of operations for SMI are included in the Company's consolidated operating results from December 1, 1999. Pro forma results of operations for the nine-month period ended March 31, 2001 as if the acquisition had occurred at the beginning of such period is as follows:

                                Nine Months Ended
                                -----------------

                                    March 31

        Consolidated             2001(actual)        2000(pro forma)
        ------------             ------------        ---------------
        Total revenues          $13,094,015           $14,869,894
        Net income (loss)       $  (275,015)          $   711,237
        Earnings per share:
               Basic            $     (0.06)          $      0.15
               Diluted          $     (0.06)          $      0.14

4. Executive Severance

Effective October, 2000 the employment of John Biver, a Vice President of the Company, terminated and effective November, 2000 the employment of Rod Blum, the Company's President and Chief Executive Officer, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they will receive a combined total of severance benefits of approximately $997,000, substantially all of which was paid in the second and third quarters of fiscal 2001.

5. Acquisition Proposal

On March 6, 2001, the Company issued a press release announcing that it had received a proposal from an entity formed by John Biver, a founder, former Vice President, and current director of the Company, that contemplates the acquisition of all of the outstanding shares of common stock of the Company not owned by Mr. Biver at a price of $6.40 per share. All stockholders of the Company other than Rodney Blum (the Company's former President and Chief Executive Officer and a current director) and Dennis George (the Company's Vice President-Finance and Chief Financial Officer and a current director) would, under the proposal, receive the $6.40 per share consideration, in cash, for all of their shares. Mr. Blum and Mr. George would receive the $6.40 per share consideration, in cash, for all of their shares except, with respect to 78,125 shares and 39,062 shares held by Mr. Blum and Mr. George, respectively, they would receive a 7-year subordinated promissory note from the surviving corporation in the principal amount of $6.40 per related share acquired. The proposal contemplates that Mr. Blum would be required to purchase from the surviving entity in the merger the operating assets of the Company's Building Design and Construction Division and Structural Division for a cash purchase price of approximately $1.1 million.

In its March 6, 2001 press release, the Company indicated that a Special Committee of its Board of Directors had been formed to evaluate the proposal. The full text of the March 6, 2001 press release is as an exhibit to the Company's Current Report on Form 8-K dated March 7, 2001, filed with the Securities and Exchange Commission. There can be no assurance that any transaction will ultimately result from the proposal or, if entered into, that it will provide for terms similar to these discribed herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

       This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended March 31, 2001 and the Company's report on Form 10-K for the year ended June 30, 2000.

Results of Operations

       Net revenues decreased $279,000 or 5.3% to $5.0 million for the three months ended March 31, 2001 (the "2001 Quarter"), from $5.2 million for the three months ended March 31, 2000 (the "2000 Quarter"). The Company experienced a decrease in product revenues and an increase in training and support revenues. The decrease in product revenues is primarily attributable to soft market conditions resulting in lower demand for the Company's products. Training and support revenues were favorably affected by the release of new products and product upgrades in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs. In addition, the Company recognized $174,000 of previously deferred software revenues in the 2001 Quarter as the product upgrades, for which the revenues were originally deferred, were shipped.

       For the nine months ended March 31, 2001 (the "2001 Period"), and the nine-month period ended March 31, 2000 (the "2000 Period") net revenues remained steady at $13.1 million. Product revenues decreased $346,000 or 3.8% to $8.7 million for the 2001 Period from $9.1 million for the 2000 Period while training and support revenues increased $358,000 or 8.9 % to $4.36 million for the 2001 Period from $4.0 million for the 2000 Period as a result of the factors described above.

       Gross profit remained steady at $3.6 million for both the 2001 Quarter and the 2000 Quarter. For the 2001 Period, gross profit decreased $442,000 or 4.6% to $9.2 million from $9.7 million for the 2000 Period. Gross profit as a percentage of net revenues increased to 72.6% in the 2001 Quarter from 68.4% in the 2000 Quarter, and decreased to 70.6% for the 2001 Period from 74.1% in the 2000 Period. Gross profit as a percentage of corresponding net revenues relating to product sales increased to 65.3% in the 2001 Quarter from 61.7% in the 2000 Quarter, and decreased to 60.3% in the 2001 Period from 67.2% in the 2000 Period. Both the increase in the 2001 Quarter and the decrease in the 2001 Period are due to a shift in the mix of product sales. Sales of Eagle Point proprietary products, which have higher gross profit margins than resales of third party products, increased to 79.3% of product sales in the 2001 Quarter from 77.3% in the 2000 Quarter, and decreased to 76.1% of product sales in the 2001 Period as compared to 85.2% in the 2000 Period. Gross profit as a percentage of corresponding net revenues relating to training and support revenues increased to 88.2% in the 2001 Quarter from

85.3% in the 2000 Quarter, and also increased to 91.1% in the 2001 Period from 89.6% in the 2000 Period primarily due to an improvement in the sales mix toward support and maintenance revenues, which have higher gross profit margins than training revenues.

        Selling and marketing expenses decreased $360,000 or 17.9% to $1.6 million in the 2001 Quarter from $2.0 million in the 2000 Quarter, and also decreased $371,000 or 7.8% to $4.4 million in the 2001 Period as compared to $4.7 million in the 2000 Period. As a percentage of net revenues, selling and marketing expenses decreased to 33.2% in the 2001 Quarter from 38.3% in the 2000 Quarter, and decreased to 33.7% in the 2001 Period from 36.6% in the 2000 Period. These decreases are due to lower personnel costs as well as reduced expenditures on sales and marketing activities.

        Research and development expenses decreased $128,000 or 13.9% to $794,000 in the 2001 Quarter from $922,000 in the 2000 Quarter. As a percentage of net revenues, research and development expenses decreased to 16.0% in the 2000 Quarter from 17.6% in the 2000 Quarter. These decreases are primarily due to the lower personnel costs associated with reduced staff and also due to the capitalization of $40,000 of research and development costs in the 2001 Quarter compared to none being capitalized in the 2000 Quarter. Research and development expenses increased $218,000 or 9.1% to $2.6 million in the 2001 Period from $2.4 million in the 2000 Period. As a percentage of net revenues, research and development expenses increased to 20.2% in the 2001 Period from 18.4% in the 2000 Period. The increases are due to higher personnel attributable to increased staff from the SMI Acquisition and due to the capitalization of $168,000 of research and development costs in the 2000 Period compared to $52,000 being capitalized for the 2001 Period.

        General and administrative expenses decreased $128,000 or 15.4% to $706,000 in the 2001 Quarter from $834,000 in the 2000 Quarter, and remained steady at $2.2 million for the 2001 Period and the 2000 Period. As a percentage of net revenues, general and administrative expenses decreased to 14.2% in the 2001 Quarter from 15.9% in the 2000 Quarter, and remained steady at 16.7% for both the 2001 and 2000 Periods. These decreases in the 2001 Quarter compared to the 2000 Quarter are due primarily to lower personnel costs attributable to reduced staff size.

        Operating income increased $633,000 to $460,000 in the 2001 Quarter from an operating loss of $173,000 in the 2000 Quarter. Operating income as a percentage of net revenue increased to 9.3% in the 2001 Quarter from -3.3% in the 2000 Quarter as a result of the factors described above.

        For the 2001 Period, the Company had on operating loss of $1.1 million as compared to operating income of $51,000 in the 2000 Period. In the 2001 Period the Company incurred severance and executive recruiting charges of $1.1 million. These charges included an aggregate of $997,000 for executive severance benefits relating to the terminated employment of Rod Blum, the Company's President and Chief Executive Officer, in November 2000 and John Biver, a Vice President of the Company, in October 2000 and an estimated $120,000 for costs relating to the executive search for a new CEO. In the 2000 Period the Company incurred $261,000 of acquisition charges which included a $79,000 charge for purchased research and development in connection with the SMI Acquisition and $182,000 of other acquisition related charges. Excluding these charges for the 2001 Period and the 2000 Period, operating income decreased

$285,000 or 91.3% to $27,000 in the 2001 Period from $312,000 in the 2000 Period and as a percentage of net revenues operating income decreased to 0.2% in the 2001 Period from 2.4% in the 2000 Period as a result of the factors described above.

        Interest income increased $9,000 to $193,000 in the 2001 Quarter from $184,000 in the 2000 Quarter and increased $37,000 to $618,000 in the 2001 Period from $581,000 in the 2000 Period. Other income decreased $18,000 to $27,000 in the 2001 Quarter from $45,000 in the 2000 Quarter, and also decreased $13,000 to $67,000 in the 2001 Period from $80,000 in the 2000 Period. The increase in interest income was primarily attributable to improved rates of returns on the Company's cash investments.

Liquidity and Capital Resources

        The Company's financial position remains strong with working capital of $13.7 million and no long-term debt. Cash and short-term investments aggregated approximately $13.2 million at March 31, 2001. The Company also has available a $2.0 million unsecured line of credit from it's principal bank. At March 31, 2001 the Company had no borrowings outstanding under this line of credit.

        In July 2000, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 500,000 shares of the Company's common stock in the open market from time to time or in privately negotiated transactions. At March 31, 2001 the Company had repurchased 239,500 shares of its common stock at an aggregate cost to the Company of $956,000, all of which is held in treasury stock.

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

None.

Item 6.  Exhibits

         (a)   Exhibits:

               11  Statement Regarding Computation of Net Earnings Per Share

         (b)   Reports on Form 8-K

               Form 8-K filed on March 7, 2001 relating the Company's receipt of a proposal from John Biver to acquire all outstanding shares of common stock of the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                     EAGLE POINT SOFTWARE CORPORATION
                                     --------------------------------
                                              (Registrant)



Date:  May 10, 2001                     BY: /s/  Dennis J. George
-------------------                     --------------------------------
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