Form 10-K
period 2001-06-30
EAGLE POINT SOFTWARE CORP
filed 2001-09-14
CIK 945066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         Commission file number 0-26170

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 10, 2001 was $10,942,912. This calculation does not reflect a determination that persons are affiliates for any other purposes.

   Number of shares of common stock outstanding as of September 10, 2001:
4,632,329.

                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Eagle Point Software Corporation (the "Company" or "Eagle Point") is a developer and marketer of application software for use by professionals in the architecture, engineering, and construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, home builders, structural engineers, landscape architects and hydrologists to automate various design, analysis, drafting and engineering functions. The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems. Most of the Company's products have been designed for use in conjunction with either AutoCAD, MicroStation, or IntelliCAD general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk"), Bentley Systems, Inc. ("Bentley Systems") and the IntelliCAD Technology Consortium ("ITC"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation and IntelliCAD. See "Risk Factors--Dependence on Autodesk, IntelliCAD and Bentley Systems."

   The Company, originally incorporated in Iowa in 1983, reincorporated in Delaware in May 1995. In June 1995, the Company completed an initial public offering of its Common Stock, $.01 par value ("Common Stock"). In January 1995, the Company acquired substantially all of the assets and business and assumed certain of the liabilities of LANDCADD, Inc. ("LANDCADD"), a Colorado-based developer of software applications for landscape architecture and irrigation design (the "LANDCADD Acquisition"). In March 1995, the Company acquired certain assets of Facility Mapping Systems, Inc. ("FMS"), a California-based developer of computer-aided pre-design software applications for planning and managing parcels of land, streets, sewer systems, water systems, lighting, buildings, electrical systems, natural gas systems, land use planning, telephone systems, census information or analysis (the "FMS Acquisition"). In November 1995, the Company merged with ECOM Associates, Inc. ("ECOM"), a Wisconsin-based developer of software applications for structural engineers (the "ECOM Merger"). In July 1996, the Company acquired substantially all of the assets of Computer Integrated Building Corporation ("CIBC"), a California-based developer of software applications for home building professionals (the "CIBC Acquisition"). In December 1999, the Company acquired substantially all of the assets of Surveyors Module International, LLC ("SMI"), a Tennessee based developer of software applications for mobile field data collection (the "SMI Acquisition"). Unless otherwise indicated, all references herein to the "Company" or "Eagle Point" refer to Eagle Point Software Corporation and its predecessors.

   On July 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with JB Acquisitions LLC, an entity formed by John Biver, a former Vice President and current director of the Company, that contemplates the acquisition of all of the outstanding shares of common stock of the Company not owned by Mr. Biver at a price of $6.40 per share. All stockholders of the Company other than Rodney Blum (the Company's former President and Chief Executive Officer and a current director) and Dennis George (the Company's Vice President-Finance and Chief Financial Officer and a current director) would, under the proposal, receive the $6.40 per share consideration, in cash, for all of their shares. Mr. Blum and Mr. George would receive the $6.40 per share consideration, in cash, for all of their shares except, with respect to 78,125 shares and 39,062 shares held by Mr. Blum and Mr. George, respectively, they would each receive a 7 year subordinated promissory note from the surviving corporation in the principal amount of $6.40 per related share acquired. The Merger Agreement also contemplates that an entity formed by Mr. Blum would be required to purchase from the surviving entity in the merger the operating assets of the Company's Building Design and Construction Division and Structural Division for a cash purchase price of approximately
$1.1 million. Subject to clearance of the required proxy materials with the Securities and Exchange Commission, it is expected that a special meeting of Eagle Point's stockholders will be called later this year to vote upon the merger.

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

   The Company, to a lesser extent, has also focused resources on serving the segments of the AEC market consisting of large organizations, such as FORTUNE 1000 companies, large engineering and consulting firms and larger government agencies. The selling cycle to large-sized organizations is typically longer, ranging from 6 months to 3 years. As large organizations increasingly focus on lower cost software solutions, the Company continues to focus more resources and personnel to market products to this market segment.

   Small organizations in the AEC market, which generally consist of consulting, engineering and architectural firms with fewer than 20 employees such as home builders, colleges and universities, contractors and specific in-house departments of larger organizations, typically require a limited set of application software products. Historically, because a large portion of the Company's products required the use of AutoCAD, MicroStation or IntelliCAD, the Company did not devote significant marketing efforts on serving this category of users. However, the Company has, to a lesser extent, devoted resources toward penetrating this market segment as many of the Company's products are now available for use in a stand-alone environment.

   International. The Company distributes most of its products internationally primarily through a network of over 50 resellers located in more than 50 countries. Currently, most of the Company's products distributed internationally are in English. The Company believes that the international distribution of its products will be enhanced by the translation of its products into local languages and the incorporation of local engineering regulations and requirements. The Company has translations of various products into Japanese, Korean, Spanish, German, Russian and French. Additionally, other translations of various products are currently under way and the Company anticipates that an increasing number of its products may be translated into foreign languages, contingent upon economic feasibility, in the future to enhance their appeal to international customers. At this time the Company does not have any international offices. The Company's international revenues (excluding Canada) were $629,000 in fiscal 2001 or approximately 3.7% of the Company's revenues. The Company's international revenues were adversely impacted by the poor economic conditions of those regions of the world where the Company's product are most widely distributed, namely the Asia-Pacific and Latin American regions.

   The Company believes that the increased use of general purpose drafting software worldwide creates opportunities for the Company to increase the portion of its revenues derived from international markets. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. See "Risk Factors--Foreign Operations."

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

   Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. In July 1999 Visio announced that by the end of 1999 they were no longer going to offer a commercial version of IntelliCAD through Visio, but rather create a non-profit open source consortium and offer the IntelliCAD product and source code free to end-users through the consortium. The Company may provide its own commercial version of IntelliCAD via the consortium, however there are no assurances that the Company will actually provide a commercial version or if it does offer a commercial version, that it will be accepted by the market. See "Risk Factors-- Dependence on Autodesk, IntelliCAD, and Bentley Systems;--Competition."

   Civil Engineering/Surveying. Through the integration of the surveying modules with the civil engineering design modules, users are able to gather surveying data in the field electronically, download the data to the office, complete the design and/or analysis, develop detailed construction documents and upload the final design information to electronic surveying equipment for construction staking purposes. Typical projects for which the Civil Engineering/Surveying product series are used include the design/analysis of roads, railroads, airports, sites, subdivisions and landfills.

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

   Mobile Field Data Collection and Stake Out. The mobile field data collection product series is used by surveyors, civil engineers and construction professionals to gather and analyze legal boundaries, topographic data and to perform construction staking. These tasks must be performed whenever land ownership is transferred, on all development projects, and on infrastructure projects such as subdivision development, roads, airports, commercial buildings and, to a lesser degree, on residential construction, landscape projects, and by geologists and mapping professionals (utilities, power companies, etc.) to map assets. The entire mobile field data collection product line was acquired by the Company in 1999 in connection with the SMI Acquisition.

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

   Landscape Architecture. The Landscape Architecture product series is used by landscape architects, landscape contractors, nurseries, and government planners to develop plans for plantings, park layouts, green zones and irrigation systems, as well as analysis for site visibility, solar potential, slope stability and other factors to determine development suitability and environmental constraints. These modules provide the user with a database of over 2,000 plants from every climactic zone around the world complete with statistics which allow for complete growth simulation. Once the landscape plan is modeled, the planner or owner can then "walk around" the new and/or post-growth plantings to view the overall aesthetics of the site. The Landscape Architecture product line was acquired by the Company in 1995 in connection with the LANDCADD Acquisition.

   Structural Engineering. The Structural Engineering product series can be used by structural engineers, architects and other building professionals. Modules are designed to work independently or in concert with one another and are classified under standard structural design disciplines. Both structural analysis and design calculations may be performed for a variety of materials including structural steel, reinforced concrete, aluminum, and a variety of timber based products. A comprehensive 3-D finite element analysis module is also integrated within the system, along with a series of foundation design programs. The user inputs the geometry, material and connectivity data into the system for it to perform the structural analysis and design calculations. The Structural Engineering product line was acquired by the Company in 1995 in conjunction with the ECOM Merger.

Sales and Marketing

   The Company markets and sells its products in the United States and Canada primarily through the use of direct response marketing, Internet based marketing, sales seminars, trade shows and advertising designed to generate sales leads that can be pursued by the Company's in-house telesales force which consisted of 72 professionals at June 30, 2001.

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

   All purchasers of the Company's software are provided 60 days of product support without charge. For support after the 60-day period, customers can elect to obtain ongoing support on a one-year support contract basis, an as-used fee basis, or as part of a one, two or three year VIP support and maintenance contract. The Company also conducts training seminars to educate customers on the functionality of the Company's products. For a fee, customers may discuss products with, and receive technical assistance directly from, the Company's in-house professionals who participated in the development of such products. The Company believes that such programs help to foster customer loyalty and allow the Company to develop product enhancements that can be marketed to other users.

   Approximately 34% of the Company's revenues for fiscal 2001 were attributable to customer training, support, and maintenance services.

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

   The Company releases enhanced versions of its software modules on an ongoing basis, and also typically introduces new product offerings each year. The Company's software modules make use of leading development tools, including Microsoft Visual C and Visual Basic. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. Each product development project begins with a review of the existing customer requests, which are derived from a database generated by the Company's various customer support programs, interviews with certain key customers and competitive analyses. Product specifications for the development project are then generated, a development team is assembled, and a detailed development and release schedule is produced.

Competition

   Competition in the AEC market has been intense and continues to increase. In March 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc. ("Softdesk"), an application solutions provider and a principal competitor to the Company. In light of Autodesk's cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The Company's inability to resell AutoCAD will have an adverse effect on the Company's revenues and gross profit, and may also have an adverse effect on the Company's ability to sell its own products. In addition, the inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996 Bentley Systems made an equity investment of an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In January 2001, Bentley Systems acquired the civil engineering software line from Intergraph Corporation, an applications solution provider and competitor to the Company.

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

   To a lesser extent, the Company competes with the second category of competitors which includes companies which offer AEC application software products, many of which are AutoCAD, MicroStation, or IntelliCAD-based, similar to products offered by the Company. The primary competitor in this category is Softdesk, which, as a subsidiary of Autodesk, offers a broad line of software applications for the AEC market. Net Guru, GEOPAK, and Tripod Data Systems as well as a number of smaller companies, also serve certain target markets within the AEC market.

   As previously stated, two of the sources of competition for the Company are Autodesk, the developer of AutoCAD, and Bentley Systems, the developer of MicroStation. Approximately 23.6% of the Company's net revenues for fiscal 2001 were related to the sale of the Company's software products designed for use with AutoCAD. In addition, 2.6% of the Company's net revenues during such period were derived from the sale of the Company's software products designed for use with MicroStation.

   The Company believes that the principal basis for competition in the AEC market are product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, the ability to integrate the product with other applications, user support, documentation and training, distribution networks, size of installed client base and corporate reputation. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition. See "Risk Factors--Competition."

Proprietary Rights

   The Company relies primarily on a combination of contract, copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to protect its proprietary technology. The

Company distributes its products under "shrink-wrap" software license agreements which grant users licenses to (rather than ownership of) the Company's products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. The Company's software is distributed with a locking mechanism which requires an authorization code generated by the Company's internal systems to enable the software to function. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability, although the Company does not have any current patents. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every jurisdiction where the Company distributes products, particularly in foreign countries where the laws generally offer no protection or less protection than those of the United States. Moreover, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. See "Risk Factors--Limited Protection of Intellectual Property; Risk of Infringement."

   Certain technology used in the Company's products is licensed from third parties. Royalties due under these licensing arrangements, if any, are calculated and paid on either a monthly or quarterly basis on a per copy fee or percentage of revenues basis. Sales of the various modules of the Company's product offering which depend on licensed technology accounted for approximately 14% of the Company's net revenues for fiscal 2001.

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

Employees

   As of June 30, 2001, the Company had 192 employees, including 105 in sales and marketing, 56 in product development and 31 in general and administrative functions.

Risk Factors

   The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K.

   Dependence on Autodesk, IntelliCAD and Bentley Systems. In fiscal 2001, approximately 23.6% of the Company's net revenues were related to the sale of Eagle Point software products designed for use with AutoCAD. In addition, approximately 6.0% of the Company's net revenues in this period were related to the sale of Eagle Point software products designed for use with IntelliCAD and 2.6% of the Company's net revenues in this period were derived from the sale of Eagle Point software products designed for use with MicroStation. The Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation, and IntelliCAD. The timing of major AutoCAD, MicroStation, or IntelliCAD releases may affect the timing of purchases of the Company's products. The Company's product development efforts (insofar as they relate to the compatibility of its products with those of Autodesk, the developer of AutoCAD, ITC, the developer of IntelliCAD, or Bentley Systems, the developer of MicroStation) have thus far been facilitated by cooperation from Autodesk's, ITC's and Bentley Systems' development personnel. However, there exists no contractual or other formal relationship obligating Autodesk, Bentley Systems, or ITC to provide such cooperation.

   Historically, to facilitate additional sales of its software application products, the Company resold AutoCAD and IntelliCAD. The Company was notified by Autodesk, the manufacturer of AutoCAD, that, as of January 31, 1998, the Company would no longer be allowed to resell AutoCAD. The Company's inability to resell AutoCAD did have an adverse effect on revenues and gross profit for fiscal 1999. In September 1999 Visio Corporation, who previously owned and developed IntelliCAD, created the ITC, a non-profit open source consortium. Visio donated the IntelliCAD source code to ITC which is made available free to end users via the consortium. Commercial members of the ITC may provide their own commercial versions of IntelliCAD. Currently the Company has decided not to create its own commercial version of IntelliCAD. The change in commercial availability of IntelliCAD could have an adverse effect on revenues, gross profit and the Company's ability to sell its own products. Any further adverse change in the business results of, or the Company's relationship with, Autodesk, ITC or Bentley Systems could have a material adverse effect on the Company's business, operating results or financial condition.

   Competition. Competition in the AEC market has been intense and continues to increase. In March 1997, Autodesk, who was primarily a CAD software provider, acquired Softdesk, Inc., an application solutions provider and a principal competitor to the Company. In light of Autodesk's recent cancellation of the Company's ability to resell AutoCAD, it appears that Autodesk and Softdesk together have increased competitive pressures and may continue to do so. The inability to market itself as an authorized reseller of AutoCAD may hurt the perception of the Company in the marketplace. In 1996, Bentley Systems made an equity investment in an undisclosed amount in GEOPAK Corporation, an application solutions provider and competitor to the Company. In January 2001, Bentley Systems acquired the civil engineering software product line from Intergraph Corporation, an applications solution provider and competitor to the Company.

   The Company faces competition from companies offering stand-alone CAD systems as well as from companies offering AutoCAD-based, MicroStation-based, or IntelliCAD-based software applications including Autodesk and Bentley Systems. Many of the Company's competitors have, and potential competitors may have, significantly greater financial, technological and marketing resources than the Company. Barriers to entry in the AEC software industry are relatively low and the risk of new competitors entering the market is high. In addition, the AEC software industry is experiencing consolidation which has resulted in existing competitors increasing their market position or breadth of product offerings through acquisitions. Competitive pressures could force the Company to reduce its prices, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competitive pressures will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business--Competition."

   Losses from Operations. The Company has incurred operating losses in five of the last eight quarters. Though the Company has been profitable in the past, there can be no assurances that the Company will be profitable in the future.

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

   Variability of Quarterly Operating Results and Seasonality. The Company has experienced in the past, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades by the Company, the Company's competitors, Autodesk, Bentley Systems, or ITC (See "--Dependence on Autodesk, IntelliCAD, and Bentley Systems"), customer acceptance of software applications, product development expenses, announcements or changes in pricing policies by competitors, the timing of significant orders, the mix of products sold, the mix of domestic versus international revenues, the existence of product errors or bugs, and the hiring and training of additional staff could contribute to this variability of quarterly results. In addition, the Company's operating results may be adversely impacted by the market's acceptance of new, or changes in existing hardware, software or Internet technology, including without limitation, Windows95/NT/98/2000/XP, the Internet, CD ROM Technology, etc. Economic and other factors affecting the civil engineering, surveying, architectural, homebuilding, structural engineering, landscape and hydrological industries could also affect demand for the Company's products in one or more particular quarters. The Company historically has operated with little or no backlog. A significant portion of the Company's net revenues in a quarter are derived from orders received late in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and quarterly results difficult to forecast. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net income. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify and such competition could affect quarterly operating results. In addition, operating results historically have been seasonally lower during the first and fourth quarters than during the other quarters of the fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

   Dependence on Zeiss Resales. In connection with the SMI Acquisition, the Company acquired software products that work in conjunction with mobile surveying instruments manufactured by Carl Zeiss, Inc. ("Zeiss"). In order to facilitate sales of software, the Company resells Zeiss instruments. Resales of Zeiss instruments comprised approximately 10.4% of the Company's net revenue and approximately 0.5% of the Company's gross profits in fiscal 2001. In September 2001, Zeiss' parent company, Trimble Navigation Ltd., acquired Tripod Data Systems, a competitor to the Company. Since no contract or formal relationship exists between Zeiss and the Company, Zeiss could prevent the Company from reselling their instruments. Any decision to cease supplying Zeiss instruments to the Company for resale may adversely affect the Company's revenues, and to a lesser extent, the Company's gross profits.

   Technological Demands of the Marketplace. The software industry is characterized by rapid technological changes and advances which can result in relatively short product lifecycles. The Company's future success will depend upon its ability to enhance its current products and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. To meet this goal the Company periodically upgrades certain of its products. There can be no assurance that the Company will be successful in introducing and marketing product enhancements or new products, or that such products will be accepted by the market. The Company's software products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. While the Company's current products have not experienced significant post-release software error bugs to date, there can be no assurance that such problems will not occur in the future, particularly as the Company expands its product offerings and its products become more complex and sophisticated. Any such defective software may result in a loss of or delay in market acceptance of the Company's products or in increased warranty expenses or product recalls. See "Business--Products" and "Business--Product Development."

   Limited Protection of Intellectual Property; Risk of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company does not have any patents on its technology and relies upon copyright, trademark and trade secret laws, license and confidentiality agreements and software security measures to establish and protect its proprietary technology. The Company enters into confidentiality and/or license agreements with its resellers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. The Company's products are, however, generally distributed under "shrink-wrap" licenses that are not signed by the customer and therefore may be unenforceable in certain jurisdictions. In addition, effective copyright and trade secret protection may not be available to the Company, particularly in foreign countries where the laws generally provide either no protection or less protection than the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation. The Company has a policy of requiring all of its employees to sign an agreement which prohibits disclosure of confidential information and a covenant not to compete with the Company or be employed by competitors of the Company. There can be no assurance, however, that the restrictive provisions contained in such agreements would be enforceable by the Company. In addition, as the number of software applications in the industry increase and functionality of these applications further overlap, the Company believes that software developers may become increasingly subject to infringement claims. The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims against the Company in the future. Any such claims so asserted, with or without merit, may be time consuming and expensive to defend. See "Business--Proprietary Rights".

   Dependence on, and transition of, Management. The Company's operations have historically been largely dependent on the services of its executive officers, in particular Mr. Blum, as Chairman, President and Chief Executive Officer, Mr. Biver, as Vice President--Civil Division, and Mr. George, as Chief Financial Officer. The Company's operations will continue to depend largely upon the services of Mr. George, however, Messrs. Blum's and Biver's employment with the Company terminated in November 2000 and October 2000, respectively. The Company is currently operating under an Executive Committee, formed to manage the Company until a new Chief Executive Officer can be retained or the merger with JB Acquisitions LLC can be consummated. As such, the Company's business may be adversely affected in the short-term. Should the merger not be consummated, the Company's future performance could be affected by its continued search for a Chief Executive Officer and the integration of that officer into the Company. The additional loss of other executive officers could also adversely effect the Company's business. The Company's future success will be dependent, in part, upon its ability to attract and retain qualified officers, managers and other personnel. Competition for qualified personnel in the AEC software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

   Foreign Operations. Approximately 3.7% of the Company's revenues in fiscal 2001 were derived from sales to customers located outside of the United States and Canada. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in opening and managing foreign offices, establishing channels of distribution, establishing the credit worthiness of foreign customers, the collection of outstanding accounts, localizing software to meet engineering regulations and requirements, translating products into foreign languages, the lack of control over fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance.

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

   Control by Principal Stockholders. Messrs. Blum, George, and Biver, together with their affiliates, own approximately 56% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, will be able to control the outcome of actions requiring stockholder approval, such as the election of directors, amendments to the Company's charter and the sale of the Company.

   Anti-Takeover Provisions: Possible Issuance of Preferred Stock. The Company's Certificate of Incorporation and By-laws contain various provisions, including, without limitation, certain notice provisions and provisions authorizing the Company to issue Preferred Stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. The ownership by the Company's officers, directors and their affiliates of substantial shares of Common Stock could also discourage such bids. In addition, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future and that may be senior to the rights of the holders of Common Stock.

   Uncertainty Regarding the Merger. Pending the satisfaction of certain conditions, including approval by its shareholders, the Company currently anticipates merging with JB Acquisitions LLC later this year, pursuant to the terms of the Merger Agreement. Should the merger be consummated, the Common Stock will no longer be publicly traded and the Company will become a privately held entity, owned, indirectly, by Mr. Biver. However, it is not certain that the merger will be consummated. Should the merger not occur, Eagle Point expects that its current management will stay in office and will continue to operate Eagle Point's business substantially as currently operated and that the Company will renew its search for a top executive officer.

Item 2. Properties.

   The following table sets forth a brief description of the properties of the
Company:

          Location                                     General Description
          --------                                     -------------------
 Eagle Point Software Corporation:

 Dubuque, Iowa................................... Corporate headquarters and principal operating facility
                                                  of 77,000 square feet (owned)

 Former SMI operations:

 Churchill, Tennessee............................ Operating facility consisting of 2,100 square feet (leased)

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Since June 16, 1995, the Common Stock has been traded on The Nasdaq National Market ("Nasdaq") under the symbol EGPT. The approximate number of stockholders of record of the Common Stock at September 10, 2001 was 187, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 1,000 beneficial holders of the Common Stock.

   The Company has never paid cash dividends on the Common Stock, in part, due to a restrictive debt covenant precluding the payment of cash dividends on the Common Stock which was contained in a loan agreement under which the Company held borrowed funds. The Company has recently retired this outstanding debt obligation, however, the Company nevertheless intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

   On September 10, 2001, the closing sales price of the Common Stock was $5.35. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.

     Quarter Ended                                                   High   Low
     -------------                                                   ----- -----
     September 30, 1999............................................. $6.75 $5.06
     December 31, 1999.............................................. $7.88 $4.50
     March 31, 2000................................................. $7.13 $5.00
     June 30, 2000.................................................. $6.31 $4.13
     September 30, 2000............................................. $5.00 $3.75
     December 31, 2000.............................................. $4.50 $2.63
     March 31, 2001................................................. $5.75 $2.94
     June 30, 2001.................................................. $5.75 $4.05

Item 6. Selected Financial Data.

   The statement of operations data presented below for each of the fiscal years ended June 30, 2001, 2000, and 1999 and the balance sheet data at June 30, 2001 and 2000 have been derived from the Company's financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is included elsewhere in this Report on Form 10-K. The statement of operations data presented below for each of the fiscal years ended June 30, 1998 and 1997 and the balance sheet data at June 30, 1999, 1998 and 1997 have also been audited by Deloitte & Touche but are not included in this Report on Form 10-K. The selected combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and the notes thereto appearing elsewhere in this Report on Form 10-K.

                                  Fiscal Year Ended June 30,
                           ------------------------------------------------
                             2001       2000(5)      1999    1998    1997
                           --------     -------     ------- ------- -------
                            (In thousands, except per share data)
Statement of Income
 Data(1):
Net revenues:
  Product sales..........  $ 11,155     $12,342     $10,460 $10,439 $12,213
  Training and support...     5,804       5,360       4,099   3,382   3,592
                           --------     -------     ------- ------- -------
    Total net revenues...    16,959      17,702      14,559  13,821  15,805
                           --------     -------     ------- ------- -------
Cost of revenues
  Cost of product sales,
   training, & support...     5,048       5,044       2,697   3,792   4,782
  Charge for revaluation
   of capitalized
   software..............       --          --          --      --      294 (2)
                           --------     -------     ------- ------- -------
    Total cost of
     revenues............     5,048       5,044       2,697   3,792   5,076
                           --------     -------     ------- ------- -------
Gross profit.............    11,911      12,658      11,862  10,029  10,729
                           --------     -------     ------- ------- -------
Operating expenses:
  Selling and marketing..     5,813       6,430       4,735   4,902   5,594
  Research and product
   development...........     3,456       3,388       2,761   2,769   3,817
  General and
   administrative........     2,866       3,084       2,525   2,174   2,476
  Other..................     1,117 (6)     261 (5)     --      --      866 (3)
                           --------     -------     ------- ------- -------
    Total operating
     expenses............    13,252      13,163      10,021   9,845  12,753
                           --------     -------     ------- ------- -------
Operating income (loss)..    (1,341)       (505)      1,841     184  (2,024)
                           --------     -------     ------- ------- -------
Interest income, net.....       792         784         765     679     601
Other income, net........       184         116           7      36     126
                           --------     -------     ------- ------- -------
Income (loss) before
 income taxes............      (365)        395       2,613     899  (1,297)
Income tax expense
 (benefit)...............      (112)        140         844     246    (633)
                           --------     -------     ------- ------- -------
Net income (loss)........  $   (253)    $   255     $ 1,769 $   653 $  (664)
                           ========     =======     ======= ======= =======
Per Share:
  Basic net income
   (loss)................  $   (.05)    $   .05     $   .37 $   .14 $  (.13)
Weighted average number
 of basic common shares
 outstanding(4)..........     4,712       4,846       4,827   4,802   4,930

Balance Sheet Data(1)(at
 period end):
Working capital..........  $ 13,823     $12,019     $15,029 $10,609 $11,429
Total assets.............    25,478      27,220      26,143  25,421  22,967
Total debt...............        28          64         135     320     578
Stockholders' equity(4)..    21,350      22,510      22,182  20,325  19,756

--------
(1) The data presented was derived from the Company's financial statements.

(2) During fiscal 1997, the Company incurred a charge of $294,000 related to the charge for revaluation of certain capitalized software products to more accurately reflect anticipated future revenues for those products.
(3) In connection with the CIBC Acquisition the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development in the amount of $475,000. During fiscal 1997, the Company incurred a charge of $235,000 reflecting claims, settlements, and contingencies related to issues asserted by former employees and the U.S. Department of Labor based on the 1938 Fair Labor Standards Act. Additionally, during fiscal 1997, the Company made a decision to consolidate operations from certain of it's remote offices to the home office resulting in charges of $156,000 relating to office closings and restructuring due to those closings.
(4) The Board of Directors for the Company authorized in May 1997, subject to certain business and market conditions, the repurchase of up to 500,000 shares of the Common Stock in the open market from time to time or in privately negotiated transactions. The Company had repurchased as treasury stock 123,000 shares at an aggregate cost to the Company of $508,875 at June 30, 1997 and 171,200 shares at an aggregate cost to the Company of $673,000 at June 30, 1998. Effective July 14, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Common Stock. During fiscal 2001, the Company repurchased 239,500 shares of the Common Stock for $956,192 under the July 2000 authorization.
(5) On December 1, 1999, the Company purchased substantially all of the assets of SMI. The SMI Acquisition was accounted for under the purchase method, and accordingly, the results of its operations are included in the Company's results from the date of acquisition. In connection with the SMI Acquisition, the portion of the aggregate purchase price related to the research and development that had not yet reached technological feasibility and had no alternative use as of the date of acquisition, was recorded as a charge for purchased research and development in the amount of $78,600 of other acquisition related charges. The Company incurred $182,000 of other acquisition related charges.
(6) Effective October 2000, the employment of John Biver, a Vice President of the Company terminated and effective November 2000 the employment of Rod Blum, the Company's President and Chief Executive Officer, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they received combined total severance benefits of approximately $997,000. Additionally, the Company incurred approximately $120,000 in costs relating to an executive search for a new Chief Executive Officer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   The Company was founded in 1983 and during the remainder of the 1980s focused on developing and marketing a software application product for use by roadway design professionals. In 1990, the Company, under new management, began to expand significantly its product line to include complementary software application products for use by a variety of AEC professionals. The expansion of its product line was accomplished through both internal development and acquisitions.

   On December 1, 1999, the Company added nine modules of land surveying software as a result of the SMI Acquisition. This acquisition was accounted for under the purchase method, and accordingly, the results of operations of the businesses are included in the Company's results from the date of acquisition. The aggregate cost over the fair value of acquired net assets has been assigned principally to purchased research and development and software development costs based on their estimated fair market values. The portion of the aggregate purchase price allocated to research and development that had not yet reached technological feasibility and had no alternative future use was charged to expense on the date of purchase. Accordingly, the Company's results of operations reflect a charge for purchased research and development of approximately $79,000 for fiscal 2000.

   On July 12, 2001, the Company entered into the Merger Agreement with JB Acquisitions LLC, an entity formed by Mr. Biver, that contemplates the acquisition of all of the outstanding shares of the Common Stock not owned by Mr. Biver at a price of $6.40 per share. All stockholders of the Company other than Messrs.

Blum and George would, under the proposal, receive the $6.40 per share consideration, in cash, for all of their shares. Messrs. Blum and George would receive the $6.40 per share consideration, in cash, for all of their shares except, with respect to 78,125 shares and 39,062 shares held by Messrs. Blum and George, respectively, they would each receive a 7 year subordinated promissory note from the surviving corporation in the principal amount of $6.40 per related share acquired. The Merger Agreement also contemplates that an entity formed by Mr. Blum would be required to purchase from the surviving entity in the merger the operating assets of the Company's Building Design and Construction Division and Structural Division for a cash purchase price of approximately $1.1 million.

Forward Looking Information.

   This Annual Report on Form 10-K contains forward looking statements, including, without limitation, the acceptance by the marketplace of the Company's products, the Company's attempts to reduce its reliance on AutoCAD, the impact of recent acquisitions, the ability of the Company to sell more products internationally, the competitive advantages of the Company's telesales professionals, the effect of the Company's training and support programs on its customer relationships, and the ability of the Company to keep pace with technological developments. The situations referred to in these forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. The Company may not be correct in its predictions with respect to the issues addressed in such forward looking statements.

Fiscal 2001 Compared to Fiscal 2000

   Net revenues decreased $742,000, or 4.2% to $17.0 million for the fiscal year ended June 30, 2001 (the "2001 Period"), from $17.7 million for the fiscal year ended June 30, 2000 (the "2000 Period"). The Company experienced a decrease in product sales and an increase in training and support revenues. While product sales decreased overall, the portion of product sales attributable to resales of third party products increased $400,000 or 16.9% to $2.8 million in the 2001 Period from $2.4 million in the 2000 Period. The increase in resale revenues was primarily attributable to the SMI Acquisition which included 12 months of SMI operations in the 2001 Period and only 7 months of SMI operations in the 2000 Period. A portion of SMI software products work in conjunction with various robotic and field data collection hardware units, some of which are also resold by the Company. However, sales of Eagle Point products decreased $1.6 million or 15.9% to $8.4 million in the 2001 Period from $10.0 million in the 2000 Period. This decrease in Eagle Point product revenues is primarily attributable to soft market conditions resulting in lower demand for the Company's products. Training and support revenues were favorably impacted by the release of new products and product upgrades in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs. In addition, the Company recognized $285,000 of previously deferred software revenues in the 2001 Period as compared to $223,000 in the 2000 Period. These revenues were originally deferred as part of an ongoing upgrade promotion. Revenues were recognized as the product upgrades, for which the revenue was initially deferred, were shipped.

   Gross profit decreased $747,000 or 5.9% to $11.9 million in the 2001 Period from $12.7 million in the 2000 Period. Gross profit as a percentage of net revenues decreased to 70.2% in the 2001 Period from 71.5% on the 2000 Period. Gross profit as a percentage of net revenues relating to product sales decreased to 59.4% in the 2001 Period from 63.1% in the 2000 Period. These decreases are attributable to a shift in the sales mix. Resales of third party products, which have lower gross profit margins than sales of Eagle Point products, increased to 24.8% of product sales in the 2001 Period as compared to 19.2% in the 2000 Period as a result of the SMI Acquisition noted above. Gross profit as a percentage of corresponding net revenue relating to training and support increased slightly to 91.1% in the 2001 Period from 90.9% in the 2000 Period.

   Selling and marketing expenses decreased $617,000 or 9.6% to $5.8 million in the 2001 Period from $6.4 million in the 2000 Period. As a percentage of net revenues selling and marketing expenses decreased to 34.3% in the 2001 Period from 36.3% in the 2000 Period. These decreases are due to reduced expenditures on sales and marketing activities as well as reduced staff.

   Research and development expenses increased $67,000 or 2.0% to $3.5 million in the 2001 Period from $3.4 million in the 2000 Period. As a percentage of net revenues, research and development expenses increased to 20.4% in the 2001 Period from 19.1% in the 2000 Period. The increase is due to the capitalization of only $84,000 of research and development costs in the 2001 Period compared to $241,000 being capitalized for the 2000 Period.

   General and administrative expenses decreased $218,000 or 7.1% to $2.9 million in the 2001 Period from $3.1 million in the 2000 Period. As a percentage of net revenues, general and administrative expenses decreased to 16.9% in the 2001 Period from 17.4% in the 2000 Period. The decrease is primarily attributable to lower personnel costs due to reduced staff.

   Operating income decreased $836,000 to an operating loss of $1.3 million in the 2001 Period from an operating loss of $0.5 million in the 2000 Period, and as a percentage of net revenues, decreased to -7.9% in the 2001 Period from - 2.9% in the 2000 Period. In the 2001 Period, the Company incurred severance and executive recruiting charges of $1.1 million. These charges included an aggregate of $997,000 for executive severance benefits relating to the terminated employment of Mr. Blum, the Company's President and Chief Executive Officer, in November 2000 and Mr. Biver, a Vice President of the Company, in October 2000 and an estimated $120,000 for costs relating to the executive search for a new CEO. In the 2000 Period, the Company incurred $261,000 of acquisition charges which included a $79,000 charge for purchased research and development in connection with the SMI Acquisition and $182,000 of other acquisition related charges. Excluding these charges for the 2001 Period and the 2000 Period, the Company had an operating loss of $224,000 in the 2001 Period and an operating loss of $244,000 in the 2000 Period.

   Interest income increased $8,000 to $792,000 in the 2001 Period from $784,000 in the 2000 Period. Other income increased $67,000 to $184,000 in the 2001 Period from $117,000 in the 2000 Period. The increase in interest income was primarily attributable to improved rates of return on the Company's investments. The increase in other income is primarily attributable to income received for rents collected for office space in a portion of the Company's corporate headquarters.

Fiscal 2000 Compared to Fiscal 1999.

   Net revenues increased $3.1 million or 21.6% to $17.7 million for the 2000 Period, from $14.6 million for the fiscal year ended June 30, 1999 (the "1999 Period"). The Company experienced an increase in both product sales and training and support revenues. While product sales increased overall, the portion of product sales attributable to Eagle Point products (as opposed to the resale of third party products) decreased $200,000 or 2.0% to $10.0 million in the 2000 Period from $10.2 million in the 1999 Period. However, resales of third party products increased $2.2 million or 872.4% to $2.4 million in the 2000 Period from $243,000 in the 1999 Period. The decrease in the Eagle Point portion of product sales is attributable to the fact that $1.6 million of previously deferred software revenues were recognized in the 1999 Period as compared to $0.2 million for the 2000 Period. These revenues were initially deferred as part of an ongoing upgrade promotion. Revenues were recognized as the product upgrades, for which the revenue was initially deferred, were shipped. The increase in resale revenues was primarily attributable to the SMI Acquisition. A portion of the SMI software products work in conjunction with various robotic and field data collection hardware units, some of which are also resold by the Company. See "Risk Factors--Dependence on Zeiss Resales." Training and support revenues were favorably affected by the release of new products in the previous and current fiscal years, as well as an increased emphasis by the Company on support and maintenance programs.

   Gross profit increased $795,000 or 6.7% to $12.7 million in the 2000 Period from $11.9 in the 1999 Period. This increase is primarily attributable to the growth in sales volume in the 2000 Period. Gross profit as a percentage of net revenues decreased to 71.5% in the 2000 Period from 81.5% in the 1999 Period. Gross profit as a percentage of net revenues relating to product sales decreased to 63.1% in the 2000 Period from 78.5% in the 1999 Period. These decreases are attributable to a shift of the sales mix. Resales of third party products, which have lower gross profit margins than sales of Eagle Point products, increased to 19.2% of product sales in the 2000 Period as compared to 2.3% in the 1999 Period as a result of the SMI Acquisition noted above. Gross profit as a percentage of corresponding net revenue relating to training and support increased to 90.9% in the 2000 period from 89.1% in the 1999 Period.

   Selling and marketing expenses increased $1.7 million or 35.8% to $6.4 million in the 2000 Period from $4.7 million in the 1999 Period. As a percentage of net revenues, selling and marketing expenses increased to 36.3 % in the 2000 Period from 32.5% in the 1999 Period. These increases are primarily attributable to higher personnel costs associated with an increase in the sales and marketing staff. Due, in part, to the Company's efforts to increase demand for its products and services and also due to the SMI Acquisition.

   Research and development expense increased $628,000 or 22.7% to $3.4 million in the 2000 Period from $2.8 million in the 1999 Period. The increase is primarily attributable to higher personnel costs associated with an increase in the research and development staff, a portion of which was a result of the SMI Acquisition. As a percentage of net revenues, research and development expense remained fairly steady at 19.1% in the 2000 Period and 19.0% in the 1999 Period due to the increase in sales volume in the 2000 Period.

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

   Operating income decreased $2.3 million to an operating loss of $506,000 in the 2000 Period from operating income of $1.8 million in the 1999 Period, and, as a percentage of net revenues, decreased to -2.9% in the 2000 Period from 12.6% in the 1999 Period. The Company incurred $261,000 of acquisition-related charges in the 2000 Period, which included a $79,000 charge for purchased research and development in connection with the SMI acquisition, and $182,000 of other acquisition related charges. Excluding these charges, operating income decreased $2.1 million to an operating loss of $245,000 in the 2000 Period from operating income of $1.8 million in the 1999 Period, and, as a percentage of net revenues, decreased to -1.4% in the 2000 Period from 12.6% in the 1999 Period.

   Interest expense decreased $11,200 to $1,300 in the 2000 Period from $12,500 in the 1999 Period. Interest income increased $8,000 to $785,000 in the 2000 Period from $777,000 in the 1999 Period. Other income increased $110,000 to $117,000 in the 2000 Period from $7,000 in the 1999 Period. The increase in other income is primarily attributable to a refund of use taxes paid in a prior period and income received for rents collected for office space in a portion of the Company's corporate headquarters.

Quarterly Results of Operations (unaudited)

                                          1st      2nd      3rd     4th    Fiscal
                                        Quarter  Quarter  Quarter Quarter   Year
                                        -------  -------  ------- -------  -------
                                         (in thousands, except per share data)
Fiscal year 2001
  Net revenues......................... $3,901   $4,221   $4,972  $3,865   $16,959
  Gross profit.........................  2,663    2,975    3,609   2,664    11,911
  Net income (loss)(1).................    (63)    (653)     440      23      (253)
  Basic income (loss) per share........  (0.01)   (0.14)    0.10    0.00     (0.05)
  Diluted income (loss) per share......  (0.01)   (0.14)    0.09    0.01     (0.05)
Fiscal year 2000
  Net revenues......................... $3,471   $4,360   $5,251  $4,620   $17,702
  Gross profit.........................  2,762    3,334    3,593   2,969    12,658
  Net income (loss)(2).................    247      194       31    (217)      255
  Basic income (loss) per share........   0.05     0.04     0.01   (0.05)     0.05
  Diluted income (loss) per share......   0.05     0.04     0.01   (0.05)     0.05

--------
(1) In the third quarter of fiscal 2001, the Company recorded a charge of $997,000 for executive severance benefits and $120,000 for executive search fees.
(2) In the second quarter of fiscal 2000, the Company recorded a charge of $78,600 for purchased research and development and $182,000 for other acquisition related charges.

Liquidity and Capital Resources

   The Company's financial position remains strong, with working capital of $13.8 million and no long-term debt. Cash and short-term and long-term investments aggregated approximately $13.8 million at June 30, 2001. The Company also has available a $2.0 million unsecured line of credit from its principal commercial bank. As of June 30, 2001, the Company had no borrowings outstanding under this line of credit.

   In July 2000, the Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 500,000 shares of the Common Stock in the open market from time to time or in privately negotiated transactions. The Company had repurchased under this authorization, as treasury stock, 239,500 shares at an aggregate cost to the Company of $956,192 at June 30, 2001.

Inflation and Foreign Currency Exchange

   Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal 2002. The Company has experienced only insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues its international operations, it may begin billing in foreign currencies which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time.

Item 8. Financial Statements and Supplementary Data.

   The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

 Directors and Executive Officers of the Registrant

   Information with respect to directors and executive officers of the Company.

   Name                  Age                                  Position
   ----                  ---                                  --------
Dennis J. George........  38 Vice President, Chief Financial Officer, Treasurer and Secretary; Director
Edward T. Graham........  38 Vice President--Building Design and Services Division
Brent A. Straka.........  33 Vice President--SMI Division
Randy K. Ambrosy........  32 Vice President--International and Landscaping Divisions
William P. Le May.......  47 Chief Technology Officer
Thomas O. Miller........  50 Chairman of the Board
Rodney L. Blum..........  46 Director
John F. Biver...........  46 Director
James P. Hickey.........  44 Director

   Dennis J. George has served as Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since April 1989. During 1988, he was the Financial Budget Analyst for the Ertl Company, a manufacturer of agricultural model toys. During 1987, he served as Finance Manager for D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets.

   Edward T. Graham has been employed by the Company in various sales capacities since January 1990. Mr. Graham currently serves as Vice President-- Building Design and Services Division. From May 1989 until he joined the Company, Mr. Graham was a principal of Prism Marketing, a provider of marketing systems and services.

   Brent A. Straka has been employed by the Company since November 1990 in various sales, marketing-related, and management positions. Since December 1999, Mr. Straka has served as Vice President--SMI Division. From July 1996 to November 1999, he served as Vice President of Marketing and Business Development. From June 1989 until he joined the Company, Mr. Straka held various marketing positions with Land's End, Inc., a mail-order provider of apparel and specialty products.

   Randy K. Ambrosy has been employed by the Company since September 1991 in various sales and management positions. Since April 1998, Mr. Ambrosy has served as Vice President--International and Landscaping Divisions. From June 1990 until he joined the Company, Mr. Ambrosy was a sales engineer at Sencore Electronics, a manufacturer of electronic test equipment.

   William P. Le May has been employed by the Company since October 1992 in various research and development and management positions. Since December 1995, Mr. Le May has served as Chief Technology Officer. From March 1984 until he joined the Company, Mr. Le May was a product manager at Accugraph Corporation, a developer of software applications for the civil engineering market.

   Thomas O. Miller has been a director of Eagle Point since August 30, 1995, and was elected as Chairman of the Board in October 2000. He is a member of the Audit Committee and the Compensation Committee of Eagle Point's Board of Directors. Since March 1997, Mr. Miller has been Senior Vice President of Intermec Technologies Corporation, a manufacturer of hand-held data systems. In March 1997, Intermec acquired Norand Corporation, also a manufacturer of hand-held data systems. From September 1995 until March 1997, Mr. Miller served as Senior Vice President of Norand; from September 1995 he served as Vice President-Mobile Systems of Norand; and from 1990 until 1992 he served as Vice President-Marketing of Norand.

   Rodney L. Blum has been a director of Eagle Point since January 1990. Mr. Blum served as Chairman of Eagle Point's Board of Directors from January 1990 through October 2000 and as Eagle Point's President and Chief Executive Officer from January 1990 through November 2000. From May 1988 until he joined Eagle Point in 1990, Mr. Blum was Director of Sales and Marketing of D.D.S., a provider of turn-key computer systems to the auto, large truck and implement dealer markets. From 1980 until May 1988, he served in various marketing and management positions at CyCare Systems, Incorporated, a provider of computerized information processing to the healthcare industry. Mr. Blum is also a director of American Trust and Savings Bank and a member of the Board of Trustees for the Herbert Hoover Presidential Library.

   John F. Biver co-founded Eagle Point in 1983 and has served as a director of Eagle Point since its inception. Mr. Biver served as Eagle Point's Vice President-Civil Division from January 1990 until October 2000. Prior to founding Eagle Point, Mr. Biver was a registered Professional Engineer with the civil engineering firm of Wright, Kilby, Sejkoara, and Associates.

   James P. Hickey has been a director of Eagle Point since August 30, 1995, and is a member of the Audit Committee and the Compensation Committee of Eagle Point's Board of Directors. Since 1989, Mr. Hickey has been a Principal of William Blair & Company, an investment banking firm.

Compliance with Section 16 of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than 10 percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the Form 3, 4, and 5 filings received from such Reporting Persons since the beginning of fiscal 2001, the Company is not aware of any failure to file on a timely basis any Form 3, 4, or 5 during fiscal 2001.

Classification of Directors

   The Board of Directors consists of five persons and is divided into three staggered classes, each class serving a three-year term. The current Class I Directors consist of Mr. Miller and Mr. George who will continue in office until the 2001 Annual Meeting of Stockholders. The current Class II Directors consist of Mr. Hickey and Mr. Biver who will continue in office until the 2002 Annual Meeting of Stockholders. The current Class III Directors consist of Mr. Blum who will continue in office until the 2003 Annual Meeting of Stockholders. Should the merger with JB Acquisitions LLC be consummated, it is anticipated that no directors other than Mr. Biver will become directors of the surviving corporation.

Item 11. Executive Compensation.

   The following table (the "Compensation Table") sets forth the aggregate compensation for the past three fiscal years of the individual who served as Chief Executive Officer during fiscal 2001 and the other most highly compensated executive officers for fiscal 2001 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                    Long-Term
                                      Annual       Compensation
                                   Compensation       Awards
                                ------------------ ------------
                                                    Securities
   Name and Principal    Fiscal                     Underlying     All other
        Position          Year  Salary($) Bonus($)  Options(#)  Compensation(1)
   ------------------    ------ --------- -------- ------------ ---------------
Rodney L. Blum(2).......  2001  $ 81,827  $29,672        --        $534,505
 President and Chief      2000   185,000   41,251        --             --
 Executive Officer        1999   185,000   34,447     10,000            --

John F. Biver(3)........  2001    39,846   25,025        --         382,697
 Vice President--Civil    2000   129,500   29,529        --             --
 Division                 1999   129,500      897      7,500            --

Dennis J. George........  2001   116,550   33,546        --             786
 Vice President, Chief    2000   116,550   25,988        --             737
 Financial                1999   116,550   22,007      7,500            718
 Officer, Treasurer and
 Secretary

Edward T. Graham........  2001    85,000   31,310      5,000            296
 Vice President--         2000    80,000   58,470      5,000            398
 Building Design          1999    70,000   43,055        --             565
 and Services Division

Randy K. Ambrosy........  2001    75,000   29,954      5,000            271
 Vice President--         2000    70,000   36,123      5,000            535
 International and        1999    60,000   30,553      5,000            363
 Landscaping Division

Brent A. Straka.........  2001    85,000   26,910      5,000            591
 Vice President--SMI      2000    75,000   25,822      5,000            525
 Division                 1999    70,000   17,232      5,000            448

--------
(1) These amounts represent Company matching contributions to the Eagle Point Software Corporation 401(k) plan and trust for Messrs. George, Graham, Ambrosy and Straka. These amounts represent severance payments for Messrs. Blum and Biver.
(2) Mr. Blum served as Chairman of the Board of Directors until October 2000. His employment as the Company's President and Chief Executive Officer terminated in November 2000. Mr. Blum received a severance payment totaling $534,505 pursuant to the terms of his employment agreement.
(3) Mr. Biver's employment with the Company terminated in October 2000. Mr. Biver received a severance payment totaling $382,697 pursuant to the terms of his employment agreement.

Director Compensation

   Directors who are employees of the Company receive no compensation for serving as directors. Those directors who are not employees of the Company ("Outside Directors") receive a $500 fee for each meeting of the Board of Directors attended (whether attendance is in person or telephonic), are reimbursed for out-of-pocket expenses incurred in connection with attending meetings and are allowed to participate in the Stock Option Plan. Additionally, Mr. Miller, as compensation for his performance of additional duties as Chairman of the Board of Directors in the absence of a Chief Executive Officer of the Company, has received, and will continue to receive until a new Chief Executive Officer is appointed by the Company, a monthly stipend of $4,000 and has received an additional 10,000 stock options. Each outside director serving on the Special

Committee of the Board of Directors also received $1500 as compensation for his participation in a series of Special Committee meetings held in conjunction with that Committee's consideration of the Merger Agreement. Upon election to the Board, any new Outside Director will receive an option to purchase
2,000 shares of Common Stock with a per share exercise price equal to the average of the high and low sales prices of a share of Common Stock as reported on The Nasdaq Stock Market on the day such stock option is granted. In addition, on the date of each annual meeting of stockholders of the Company, each person who is an Outside Director immediately after such meeting will receive an option to purchase 4,000 shares of Common Stock with a per share exercise price equal to the average of the high and low sales prices of a share of Common Stock as reported on The Nasdaq Stock Market on the day such option is granted. Each stock option granted to Outside Directors under the Stock Option Plan is immediately exercisable.

Employment Agreements

   The Company has entered into an employment agreement with Mr. George to serve as its Vice President, Chief Financial Officer, Secretary and Treasurer (the "George Employment Agreement"). Mr. George received an annual salary of $116,550 in fiscal 2001, and is entitled to participate in the Company's bonus program for executive officers. Mr. George's salary is subject to change as determined by the Compensation Committee of the Board of Directors. The George Employment Agreement does not contain a specified expiration date, although the Company may terminate that agreement at any time upon thirty days written notice to Mr. George, and Mr. George may terminate that agreement at any time upon thirty days written notice to the Company. If the George Employment Agreement is terminated by virtue of Mr. George's disability, he will be entitled to receive a lump sum payment equal to one and one-half times the cumulative compensation payable to him for the twelve months immediately proceeding the effective date of termination. If the George Employment Agreement is terminated by virtue of Mr. George's death, he will be entitled to receive a lump sum payment equal to two times the cumulative compensation payable to him for the twelve month period immediately preceding his death. If Mr. George terminates the George Employment Agreement for Good Cause (as defined in the George Employment Agreement to include, among other things, a reduction by the Company in the rate of Mr. George's annual base salary or a change in his reporting responsibilities, titles or offices with the Company) or the George Employment Agreement is terminated by the Company for any other reason, other than for any act of theft, embezzlement, or other documented proof of material dishonesty by Mr. George, he will be entitled to receive a lump sum payment equal to two times the cumulative compensation payable to him for the twelve month period immediately preceding such termination.

   The Company has also entered into employment agreements (the "Executive Employment Agreements") with each of Edward Graham, Randy Ambrosy and Brent Straka to serve as its Vice President--Building Design and Services Division, Vice President--International and Landscaping Division and Vice President--SMI Division, respectively. Messrs. Graham, Ambrosy and Straka (each an "Executive Employee") received annual salaries of $85,000, $75,000 and $85,000, respectively, in fiscal 2001, and each is entitled to participate in the Company's bonus program for executive officers. Each Executive Employee's salary is subject to change as determined by the Compensation Committee of the Board of Directors. None of the Executive Employment Agreements contain a specified expiration date, although the Company may terminate each such Executive Employment Agreement at any time upon written notice to the Executive Employee, and each Executive Employee may terminate his respective Executive Employment Agreement at any time upon sixty days written notice to the Company. If an Executive Employment Agreement is terminated by virtue of an Executive Employee's disability or death, such Executive Employee will be entitled to receive any salary and bonus accrued up to the point of such termination plus any other benefit to which the Executive Employee is entitled upon termination in accordance with the Company's plans and programs. If an Executive Employee terminates his Executive Employment Agreement for Good Cause (as defined in the Executive Employment Agreements to include, among other things, a reduction by the Company in the rate of the Executive Employee's annual base salary or a change in the Executive Employee's reporting responsibilities, titles or offices with the Company) or an Executive Employee's Executive Employment Agreement is terminated by the Company for any other reason, other than for any for Cause (as defined in the Executive

Employment Agreements to include, among other things, any intentional act of fraud, embezzlement or theft by the Executive Employee, or the Executive Employee's refusal to perform his duties under his Executive Employment Agreement), such Executive Employee will be entitled to receive any salary and bonus accrued up to the point of such termination plus any other benefit to which the Executive Employee is entitled upon termination in accordance with the Company's plans and programs, plus (i) if the Executive Employment Agreement is terminated on or before January 1, 2002, a lump sum payment equal to 75% of the sum of (x) that Executive Employee's base salary in effect at the time of such termination and (y) that Executive Employee's target total bonus for the year in which such termination shall occur, without deduction for amounts that may have previously been paid; or (ii) if the Executive Employment Agreement is terminated after January 1, 2002, a lump sum payment equal to 25% of the sum of (x) that Executive Employee's base salary in effect at the time of such termination and (y) that Executive Employee's target total bonus for the year in which such termination shall occur, without deduction for amounts that may have previously been paid. If the Executive Employee voluntarily terminates his Executive Employment Agreement, such Executive Employee will be entitled to receive any salary accrued up to the point of such termination plus any other benefit to which the Executive Employee is entitled upon termination in accordance with the Company's plans and programs.

   Mr. Blum served as Chairman of the Board of Directors until October 2000 and as the Company's President and Chief Executive Officer until November 2000. Upon his termination as President and Chief Executive Officer, Mr. Blum received a severance payment in the amount of $534,505 pursuant to the terms of his employment agreement.

   Mr. Biver served as the Company's Vice President--Civil Division until October 2000. Upon his termination, Mr. Biver received a severance payment in the amount of $382,697 pursuant to the terms of his employment agreement.

Option Grants

   The following table sets forth information with respect to individual grants of options that were made during fiscal 2001 to each of the Named Executive Officers and the potential realizable value of these options assuming five percent and ten percent rates(1) of compound appreciation in the market value of the Common Stock over the term of the option grants. The Company has never granted stock appreciation rights.

                       Option Grants in Last Fiscal Year

                                     Individual Grants(2)
                         --------------------------------------------  Potential Realizable
                                     Percent of                          Value at Assumed
                         Number of  Total Options                     Annual Rates of Stock
                         Securities  Granted to                         Price Appreciation
                         Underlying   Employees   Exercise               for Option Term
                          Options     in Fiscal    Price   Expiration --------------------------
   Name                  Granted(#)     Year       ($/Sh)     Date     5%($)(1)       10%($)(1)
   ----                  ---------- ------------- -------- ---------- ----------     -----------
Edward T. Graham........   5,000         2.7%      $4.125    8/7/10   $   12,971(3)   $   32,871(3)
Randy K. Ambrosy........   5,000         2.7%      $4.125    8/7/10   $   12,971(3)   $   32,871(3)
Brent A. Straka.........   5,000         2.7%      $4.125    8/7/10   $   12,971(3)   $   32,871(3)

--------
(1) Amounts reflect assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall stock market conditions. No assurance can be given that the amounts reflected in these columns will be achieved.
(2) Upon a sale of substantially all of the business and assets of the Company, each outstanding option will become exercisable in full.

(3) The future hypothetical value of one share of Common Stock based on a fair market value of $4.125 on August 7, 2000, and assumed rates of appreciation of five percent and ten percent through August 7, 2010, would be $6.719 and $10.699, respectively.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                      Number of Unexercised     Value of Unexercised
                                                           Options at           In-The-Money Options
                           Shares                      Fiscal Year-End(#)     at Fiscal Year-End($)(1)
                         Acquired on     Value      ------------------------- -------------------------
   Name                  Exercise(#) Realized($)(1) Exercisable Unexercisable Exercisable Unexercisable
   ----                  ----------- -------------- ----------- ------------- ----------- -------------
Dennis J. George........     --           --             151       24,250       $   294      $32,610
Edward T. Graham........     --           --          31,971       26,500       $27,299      $38,985
Randy K. Ambrosy........     --           --           9,521       17,697       $ 7,694      $13,086
Brent A. Straka.........     --           --           9,900       20,917       $ 7,498      $19,355

--------
(1) Value is calculated by subtracting the exercise price from the fair market value of the shares underlying the option on the exercise date (in the case of options exercised) or at June 30, 2001 ( in the case of unexercised "in-the-money" options) and multiplying the result by the number of shares for which the option was exercised or is in-the-money, as the case may be. Fair market value at June 30, 2001 was calculated based upon the average of the high and low sales prices of a share as reported by The Nasdaq Stock Market for that date ($5.40). There is no assurance that if and when any such in-the-money option is exercised, the option will have this value.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information as of September 1, 2001 concerning the beneficial ownership of the Common Stock for each Director, the Named Executive Officers, all Directors and Executive Officers as a group, and each holder of 5% or more of the Common Stock. Unless otherwise noted, the listed persons have sole voting and investment power with respect to the shares held in their names, subject to community property laws if applicable. The table does not include options which are not exercisable within 60 days.

                                                                   % of total
                                                     Number of     Outstanding
Name of Beneficial Holder                            Shares(1)       Shares
-------------------------                            ---------     -----------
John F. Biver....................................... 1,243,816(2)     26.85%
Rodney L. Blum......................................   957,704(3)     20.67
Dennis J. George....................................   381,631(4)      8.24
Dimensional Fund Advisors(12).......................   342,500         7.39
Edward T. Graham....................................    33,971(5)       *
Thomas O. Miller....................................    31,500(6)       *
James P. Hickey.....................................    22,000(7)       *
Brent A. Straka.....................................    16,385(8)       *
Randy K. Ambrosy....................................    14,730(9)       *
William P. Le May...................................    13,991(10)      *
All Directors and Executive Officers as a group (9
 persons)........................................... 2,715,728(11)    58.63

--------
 *  Less than 1%
(1) Based on the number of shares outstanding at, or acquirable within, 60 days of September 1, 2001.
(2) Includes 4,000 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(3) Includes 4,000 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.

(4) Includes 151 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(5) Includes 32,471 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(6) Includes 30,000 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(7) Includes 20,000 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(8) Includes 12,400 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(9) Includes 12,721 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(10) Includes 13,060 shares which may be acquired under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(11) Includes 128,803 shares which executive officers and directors have the right to acquire under options which are currently exercisable or which will be exercisable within 60 days of September 1, 2001.
(12) Based upon the most recent report on Schedule 13G as filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc., a registered investment advisor, is deemed to have beneficial ownership of 342,500 shares of Eagle Point Software stock as of December 31, 2000, all of which shares are owned by advisory clients of Dimensional Fund Advisors Inc., no one of which, to the knowledge of Dimensional Fund Advisors Inc., owns more than 5% of the class. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. The Dimensional Fund Advisors Inc. address is 1299 Ocean Avenue, 11th floor, Santa Monica, CA 90401

Item 13. Certain Relationships and Related Transactions.

The Merger Agreement

   Each director and executive officer of Eagle Point holds options to purchase the Common Stock and (with the exception of Mr. Biver) will be entitled to receive payment for his options upon consummation of Eagle Point's anticipated merger with JB Acquisitions LLC. Additionally, in connection with the anticipated merger, members of Eagle Point's board of directors and its executive officers have interests that may present them with actual, potential or the appearance of potential conflicts of interest, as detailed below:

   Mr. Biver. Mr. Biver is the founder and sole member of JB Acquisitions LLC and, following the merger, will indirectly own a majority of the equity interest of Eagle Point. If the merger is consummated, Mr. Biver will not receive any consideration for either the Common Stock that he owns or any of his options to purchase the Common Stock.

   Mr. Blum. Mr. Blum is the founder and sole owner of Digital Canal Corporation which, concurrently with, or immediately following, the merger, will purchase the assets of Eagle Point's Building Design and Construction Division and Structural Division for a price of approximately $1.1 million. Mr. Blum currently owns 953,704 shares of the Common Stock. If the merger is consummated, Mr. Blum will receive $6.40 for each share of the Common Stock he owns. He will receive $500,000 of his merger consideration in the form of a seven-year subordinated promissory note from the surviving corporation in the merger in the principal amount of $500,000, which note will bear interest at a rate of 1% below the prime interest rate and will be guaranteed by Mr. Biver and his spouse. The balance of the consideration for his shares, $5,603,705.60, will be paid in cash. Additionally, Mr. Blum owns options to purchase 4,000 shares of the Common Stock, with an exercise price of $3.594. If the merger is consummated, he will be entitled to receive $11,224.00 in cash for these stock options.

   Mr. George. Mr. George currently owns 381,480 shares of the Common Stock. If the merger is consummated, Mr. George will receive $6.40 for each share of the Common Stock he owns. He will receive

$250,000 of his merger consideration in the form of a seven-year subordinated promissory note from the surviving corporation in the merger in the principal amount of $250,000, which note will bear interest at a rate of 1% below the prime interest rate and will be guaranteed by Mr. Biver and his spouse. The balance of the consideration for his shares, $2,191,472.00, will be paid in cash. Additionally, Mr. George owns options to purchase 24,401 shares of the Common Stock, with exercise prices ranging from $3.453 to $8.094. If the merger is consummated, he will be entitled to receive $49,805.13 in cash for these stock options. It is expected that Mr. George's employment with Eagle Point will be terminated in connection with the consummation of the merger. Pursuant to the terms of Mr. George's employment agreement with Eagle Point, by virtue of the termination of his employment, he will be entitled to receive a payment from Eagle Point in an amount equal to two times his aggregate compensation for the previous twelve months.

   Mr. Graham. Mr. Graham currently owns 1,500 shares of the Common Stock and options to purchase 58,471 shares of the Common Stock with exercise prices ranging from $3.125 to $6.094. If the merger is consummated, Mr. Graham will be entitled to receive $9,600.00 in cash for his stock and $120,982.56 in cash for his stock options. It is expected that Mr. Graham will terminate his employment with Eagle Point in connection with the consummation of the merger and that he will become President of Digital Canal Corporation. Mr. Graham will not receive any additional payments pursuant to his employment agreement or otherwise by virtue of the termination of his employment with Eagle Point.

   Mr. Straka. Mr. Straka currently owns 3,985 shares of the Common Stock and options to purchase 30,817 shares of the Common Stock with exercise prices ranging from $3.125 to $13.00. If the merger is consummated, Mr. Straka will be entitled to receive $25,504.00 in cash for his stock and $45,199.32 in cash for his stock options. It is expected that Mr. Straka's employment with Eagle Point will be terminated in connection with the consummation of the merger. Pursuant to the terms of Mr. Straka's employment agreement with Eagle Point, he will be entitled to receive $93,750.00 from Eagle Point by virtue of the termination of his employment.

   Mr. Ambrosy. Mr. Ambrosy currently owns 2,009 shares of the Common Stock and options to purchase 27,218 shares of the Common Stock with exercise prices ranging from $3.125 to $13.00. If the merger is consummated, Mr. Ambrosy will be entitled to receive $12,857.60 in cash for his stock and $35,528.06 in cash for his stock options. It is expected that, upon consummation of the merger, Mr. Ambrosy will be appointed Vice President of Business Development for the surviving corporation.

   Mr. Le May. William P. Le May is Eagle Point's Chief Technology Officer. Mr. Le May currently owns 931 shares of the Common Stock and options to purchase 25,570 shares of the Common Stock with exercise prices ranging from $3.125 to $17.50. If the merger is consummated, Mr. Le May will be entitled to receive $5,958.40 in cash for his stock and $35,324.03 in cash for his stock options. It is anticipated that Mr. Le May's employment with Eagle Point will be terminated in connection with the consummation of the merger. Mr. Le May will not be entitled to any payment by virtue of the termination of his employment.

   Mr. Miller. Thomas O. Miller is Chairman of Eagle Point's board of directors. Mr. Miller currently owns 1,500 shares of the Common Stock and options to purchase 30,000 shares of the Common Stock with exercise prices ranging from $3.594 to $20.875. If the merger is consummated, Mr. Miller will be entitled to receive $9,600.00 in cash for his stock and $48,614.00 in cash for his stock options. It is expected that Mr. Miller's position as a director of Eagle Point will be terminated in connection with the consummation of the merger. Mr. Miller will not be entitled to any compensation by virtue of the termination of his directorship.

   Mr. Hickey. James P. Hickey is a director of Eagle Point. Mr. Hickey currently owns 2,000 shares of the Common Stock and options to purchase 20,000 shares of the Common Stock with exercise prices ranging from $3.594 to $20.875. If the merger is consummated, Mr. Hickey will be entitled to receive $12,800.00 in cash for his stock and $24,304.00 in cash for his stock options. It is expected that Mr. Hickey's position as a director of Eagle Point will be terminated in connection with the consummation of the merger. Mr. Hickey will not be entitled to any compensation by virtue of the termination of his directorship.

   Indemnification and insurance. The Merger Agreement provides that Eagle Point will, following completion of the merger, indemnify its past and present officers and directors to the same extent and in the same manner as they are currently indemnified by Eagle Point under Delaware law, Eagle Point's certificate of incorporation and by-laws or any indemnification agreement. This indemnification covers acts or omissions occurring prior to the effective time of the merger. The Merger Agreement further provides that, for six years following completion of the merger, Eagle Point will provide directors' and officers' liability insurance coverage to Eagle Point's current directors and officers that is the same as or substantially similar to Eagle Point's existing policy. However, Eagle Point will not be required to pay an annual premium for the directors' and officers' insurance in excess of 125% of the last annual premium paid prior to the date of the Merger Agreement but in that case must purchase as much coverage as possible for that amount. The Merger Agreement further provides that, in lieu of the insurance coverage previously described in this paragraph, Eagle Point may, on or prior to the effective time of the merger, purchase "tail" directors' and officers' insurance for a six year period.

Other Relationships

   Mr. Hickey is a Principal of William Blair & Company, L.L.C., an investment banking firm ("William Blair"). William Blair was one of the managing underwriters of the Company's initial public offering of the Common Stock in June 1995. The Company currently maintains a no-fee money market account with William Blair.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) Financial Statements

   The following financial statements are filed as part of this report:

     .Report of Independent Auditors on Financial Statements.

     .Financial Statements:

       Balance Sheets--June 30, 2001 and June 30, 2000.

       Statements of Operations--years ended June 30, 2001, June 30, 2000 and June 30, 1999.

       Statements of Stockholders' Equity--years ended June 30, 2001, June 30, 2000 and June 30, 1999.

       Statements of Cash Flows--years ended June 30, 2001, June 30, 2000 and June 30, 1999.

       Notes to financial statements--June 30, 2001.

   (a)(2) Financial Statement Schedules

     .Schedule II--Allowances --years ended June 30, 2001, June 30, 2000 and June 30, 1999.

   (a)(3) Exhibits

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

     Exhibit No.                             Description
     -----------                             -----------
           2.1++++   -- Agreement and Plan of Merger by and among the Company,
                       JB Acquisitions LLC and Talon Acquisition Corp., dated
                       July 12, 2001.

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

          10.4*      -- Community Economic Betterment Account Agreement between the Company and the Iowa Department of Economic
                       Development, dated July 18, 1991.

          10.5*      -- Community Economic Betterment Account Agreement between the Company and the Iowa Department of Economic
                       Development, dated July 15, 1993.

          10.6*      -- Asset Purchase Agreement between the Company and
                       Facility Mapping Systems, Inc., dated March 31, 1995.

          10.7*      -- Asset Purchase Agreement between the Company and
                       LANDCADD, Inc., dated January 1, 1995.

 (degrees)10.8****   -- Employment Agreement with Rodney L. Blum.

 (degrees)10.9****   -- Employment Agreement with Dennis J. George.

 (degrees)10.10****  -- Employment Agreement with John F. Biver.


     Exhibit No.                             Description
     -----------                             -----------
 (degrees)10.11#     -- Employment Agreement with Edward T. Graham.

 (degrees)10.12#     -- Employment Agreement with Randy K. Ambrosy.

 (degrees)10.13#     -- Employment Agreement with Brent A. Straka.

 (degrees)10.14#     -- First Amendment to Employment Agreement with Dennis J.
                       George.

 (degrees)10.15#     -- First Amendment to Employment Agreement with Edward T.
                       Graham.

 (degrees)10.16#     -- First Amendment to Employment Agreement with Randy K.
                       Ambrosy.

 (degrees)10.17#     -- First Amendment to Employment Agreement with Brent A.
                       Straka.

 (degrees)10.18**    -- Eagle Point Software Corporation Stock Option Plan.

 (degrees)10.19***   -- Eagle Point Software Corporation, 1995 Employee Stock
                       Purchase Plan.

          10.20*     -- Purchase Agreement between VisionOne Partnership and
                       the Company, dated as of May 1, 1995.

          10.21***** -- Merger Agreement between the Company and ECOM
                       Associates, Inc., dated November 9, 1995.

          10.22***** -- Asset Purchase Agreement between the Company and
                       Computer Integrated Building Corporation, dated July 29,
                       1996.

          10.23+     -- Asset Purchase Agreement between the Company and
                       Surveyors Module International, LLC, dated December 1,
                       1999.

 (degrees)10.24++    -- Eagle Point Software Corporation 1999 Stock Option
                       Plan.

 (degrees)10.25+++   -- Amended and restated Eagle Point Software Corporation
                       1995 Employee Stock Purchase Plan.

          11.1#      -- Statement re: computation of per share earnings.

          21.1#      -- Subsidiaries.

          23.1#      -- Consent of Deloitte & Touche LLP.

          23.2#      -- Independent Auditors' Report on Schedule.

          99.1++++   -- Asset Purchase Agreement by and among JB Acquisitions
                       LLC, Talon Acquisition Corp. and Digital Canal
                       Corporation, dated July 12, 2001.

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91950).
** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914).
*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918).
****  Incorporated by reference from the Company's 1995 Annual Report on Form
      10-K.
***** Incorporated by reference from the Company's 1996 Annual Report on Form
      10-K.
****** Incorporated by reference from the Company's Quarterly Report on Form
       10-Q for the period ended December 31, 1998.
+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999.
++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708).
+++ Incorporated by reference from the Company's Registration Statement on Form S-8(File No. 333-32712).

++++ Incorporated by reference from the Company's report on Form 8-K filed July 16, 2001.
#     Filed herewith.
(degreIndicatesemanagementscontract)or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Point Software Corporation and Subsidiary

   We have audited the accompanying consolidated balance sheets of Eagle Point Software Corporation and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Point Software Corporation and subsidiary at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 13, the Company entered into a merger agreement dated July 12, 2001 with JB Acquisitions LLC.

                                          Deloitte & Touche LLP

Des Moines, Iowa
July 27, 2001

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000

                                                        2001         2000
                                                     -----------  -----------
                       ASSETS
                       ------

CURRENT ASSETS:
  Cash and cash equivalents......................... $ 5,758,695  $ 3,161,045
  Short-term investments............................   8,016,020    8,995,468
  Accounts receivable (net of allowances of $196,671
   and $270,429, respectively)......................   2,327,817    2,577,368
  Interest receivable...............................     192,322       93,859
  Inventories.......................................   1,124,204    1,199,873
  Prepaid expenses and other assets.................     197,874      120,956
  Income taxes receivable...........................     140,801      180,114
  Deferred income taxes.............................      41,496      176,626
                                                     -----------  -----------
    Total current assets............................  17,799,229   16,505,309
INVESTMENTS.........................................                1,996,950
PROPERTY & EQUIPMENT, NET...........................   5,561,535    6,256,045
SOFTWARE DEVELOPMENT COSTS (net of accumulated
 amortization of $749,733 and $392,030,
 respectively)......................................     610,675    1,022,323
NON-COMPETE AGREEMENTS (net of accumulated
 amortization of $425,065 and $366,904,
 respectively)......................................                   58,161
GOODWILL (net of accumulated amortization of
 $186,216 and $63,677, respectively)................     753,006      768,730
DEFERRED INCOME TAXES...............................     753,095      612,543
                                                     -----------  -----------
    TOTAL ASSETS.................................... $25,477,540  $27,220,061
                                                     ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt................. $    27,914  $    35,771
  Accounts payable..................................     216,819      468,219
  Accrued expenses..................................     876,898    1,173,920
  Deferred revenues.................................   2,854,224    2,808,802
                                                     -----------  -----------
    Total current liabilities.......................   3,975,855    4,486,712
LONG-TERM DEBT......................................                   28,571
DEFERRED REVENUES...................................     151,609      195,181
                                                     -----------  -----------
    Total liabilities...............................   4,127,464    4,710,464
                                                     -----------  -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued at June 30, 2001 and
   2000.............................................
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 4,941,730 shares issued and
   outstanding at June 30, 2001 and 2000............      49,417       49,417
  Additional paid-in capital........................  17,624,290   17,624,290
  Retained earnings.................................   5,057,704    5,312,961
                                                     -----------  -----------
                                                      22,731,411   22,986,668
  Treasury stock, at cost; 322,673 and 95,224
   shares, respectively.............................  (1,381,335)    (477,071)
                                                     -----------  -----------
    Total stockholders' equity......................  21,350,076   22,509,597
                                                     -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $25,477,540  $27,220,061
                                                     ===========  ===========

                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                           2001         2000         1999
                                        -----------  -----------  -----------
Net revenues:
  Product sales........................ $11,155,467  $12,341,989  $10,460,011
  Training and support.................   5,803,972    5,359,874    4,099,494
                                        -----------  -----------  -----------
    Total net revenues.................  16,959,439   17,701,863   14,559,505
                                        -----------  -----------  -----------
Cost of revenues:
  Product sales........................   4,529,895    4,555,455    2,251,624
  Training and support.................     518,807      488,597      445,363
                                        -----------  -----------  -----------
    Total cost of revenues.............   5,048,702    5,044,052    2,696,987
                                        -----------  -----------  -----------
Gross profit...........................  11,910,737   12,657,811   11,862,518
                                        -----------  -----------  -----------
Operating expenses:
  Selling and marketing................   5,813,301    6,430,180    4,735,154
  Research and development.............   3,455,784    3,388,487    2,760,577
  General and administrative...........   2,865,718    3,083,514    2,525,251
  Acquisition related charges..........                  261,136
  Officer severance and executive
   recruiting..........................   1,117,000
                                        -----------  -----------  -----------
    Total operating expenses...........  13,251,803   13,163,317   10,020,982
                                        -----------  -----------  -----------
Operating income (loss)................  (1,341,066)    (505,506)   1,841,536
Other income:
  Interest income......................     792,012      783,876      764,579
  Other income, net....................     184,425      117,034        6,786
                                        -----------  -----------  -----------
Income (loss) before income taxes......    (364,629)     395,404    2,612,901
Income tax benefit (expense)...........     111,573     (140,480)    (843,897)
                                        -----------  -----------  -----------
Net income (loss)...................... $  (253,056) $   254,924  $ 1,769,004
                                        ===========  ===========  ===========
Weighted average common shares
 outstanding...........................   4,711,664    4,846,488    4,826,785
                                        ===========  ===========  ===========
Basic income (loss) per share.......... $     (0.05) $      0.05  $      0.37
                                        ===========  ===========  ===========
Weighted average common and common
 equivalent shares outstanding.........   4,711,664    4,846,488    4,984,647
                                        ===========  ===========  ===========
Diluted income (loss) per share........ $     (0.05) $      0.05  $      0.35
                                        ===========  ===========  ===========

                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                  Additional
                          Common    Paid-In    Retained    Treasury
                           Stock    Capital    Earnings      Stock        Total
                          ------- ----------- ----------  -----------  -----------
BALANCES AT JULY 1,
 1998...................  $49,417 $17,535,942 $3,326,457  $  (586,532) $20,325,284
Exercise of 17,396 stock
 options................               88,348    (37,370)     (54,234)      (3,256)
Issuance of 24,003
 shares of treasury
 stock under employee
 stock purchase plan....                                       91,173       91,173
Net income..............                       1,769,004                 1,769,004
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 1999...................   49,417  17,624,290  5,058,091     (549,593)  22,182,205
Exercise of 30 stock
 options................                             (54)         151           97
Issuance of 13,623
 shares of treasury
 stock under employee
 stock purchase plan....                                       72,371       72,371
Net income..............                         254,924                   254,924
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 2000...................   49,417  17,624,290  5,312,961     (477,071)  22,509,597
Purchase of 239,500
 shares of treasury
 stock..................                                     (956,192)    (956,192)
Exercise of 1,593 stock
 options................                          (2,201)       4,909        2,708
Issuance of 10,458
 shares of treasury
 stock under employee
 stock purchase plan....                                       47,019       47,019
Net loss................                        (253,056)                 (253,056)
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 2001...................  $49,417 $17,624,290 $5,057,704  $(1,381,335) $21,350,076
                          ======= =========== ==========  ===========  ===========


                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                           2001          2000         1999
                                        -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................  $  (253,056) $    254,924  $ 1,769,004
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation.......................    1,036,251     1,170,940    1,106,909
   Amortization.......................      682,220       461,327      253,266
   Charge for purchased research and
    development.......................                     78,600
   Deferred income taxes..............       (5,422)       24,263      463,540
   Gain on sale of property and
    equipment.........................                                  (4,697)
   Changes in assets and liabilities,
    net of assets acquired:
     Accounts receivable..............      249,551      (922,881)     (54,205)
     Interest receivable..............      (98,463)       (9,945)       3,729
     Inventories......................       75,669      (799,330)      16,540
     Prepaid expenses and other
      assets..........................      (76,918)      (38,285)      54,803
     Accounts payable.................     (251,400)      355,446      (77,524)
     Income taxes payable/receivable..       39,313      (176,172)     (55,196)
     Accrued expenses.................     (294,314)       79,342       (1,135)
     Deferred revenues................        1,850       385,835     (731,132)
     Other............................                     90,138       (9,334)
                                        -----------  ------------  -----------
      Net cash provided by operating
       activities.....................    1,105,281       954,202    2,734,568
                                        -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment..     (341,741)     (821,834)    (614,614)
 Proceeds from sale of property and
  equipment...........................                                   4,697
 Software development costs:
   Capitalized costs..................      (83,654)     (241,496)    (105,401)
   Purchases of software..............      (10,533)      (48,510)      (5,000)
 Purchase of investments..............   (6,023,976)  (10,998,500)  (9,077,910)
 Proceeds from maturities of
  investments.........................    9,000,374    11,046,994    8,050,982
 Payments to acquire companies, net of
  cash acquired.......................     (102,500)   (2,212,388)     (75,000)
                                        -----------  ------------  -----------
      Net cash provided by (used in)
       investing activities...........    2,437,970    (3,275,734)  (1,822,246)
                                        -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt...........      (36,428)      (71,434)    (184,425)
 Purchase of treasury stock...........     (956,192)
 Proceeds from issuance of treasury
  stock under employee stock purchase
  plan................................       47,019        72,371       91,173
                                        -----------  ------------  -----------
      Net cash provided by (used in)
       financing activities...........     (945,601)          937      (93,252)
                                        -----------  ------------  -----------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS..........................    2,597,650    (2,320,595)     819,070
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR..............................    3,161,045     5,481,640    4,662,570
                                        -----------  ------------  -----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR.................................  $ 5,758,695  $  3,161,045  $ 5,481,640
                                        ===========  ============  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid (refunded) for:
   Interest...........................  $         0  $      1,670  $     5,766
                                        ===========  ============  ===========
   Income taxes.......................  $   (94,926) $    308,389  $   169,387
                                        ===========  ============  ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Exercise of employee stock options...  $     2,708  $         97  $    91,604
                                        ===========  ============  ===========
 Assets acquired in connection with
  the acquisition of a business:
   Inventories........................               $    280,012
   Property and equipment.............                     49,369
   Developed product technology.......                    972,000
   Purchased research and
    development.......................                     78,600
   Goodwill and noncompete
    agreements........................  $   102,500       832,407  $    75,000
                                        ===========  ============  ===========
                                        $   102,500  $  2,212,388  $    75,000
                                        ===========  ============  ===========

                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000, AND 1999

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Operations--Eagle Point Software Corporation and its subsidiary (Company) is engaged in the development, production and sale of software for the engineering, construction, structural architectural, and the automated data collection surveying markets.

   Cash and Cash Equivalents--The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

   Investments--Investments consist of U.S. Treasury Notes. All of the Company's investments are accounted for as held-to-maturity and reported at amortized cost.

   Inventories--Inventories are stated at the lower of cost (first in, first out) or market.

   Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                           Years
                                                                           -----
   Buildings and land improvements........................................ 20-40
   Computer equipment and purchased software..............................   3-5
   Furniture and fixtures.................................................  7-10
   Office equipment.......................................................   5-7
   Vehicles...............................................................   5-7

   Goodwill--Goodwill is being amortized using the straight-line method over periods of four to seven years.

   Income Taxes--The Company provides deferred tax assets or liabilities based on the difference between the financial statement and tax basis of assets and liabilities, measured using enacted tax rates.

   Concentrations--The Company held approximately $8.0 million and $11.0 million in various U.S. Treasury Notes as of June 30, 2001 and 2000, respectively. The Company held temporary cash investments of approximately $1.3 million as of June 30, 2001 and 2000 in a money market account with William Blair Mutual Funds, Inc. and $4.2 million and $1.9 million as of June 30, 2001 and 2000, respectively, were held in a money market repurchase account at a local bank. These are primarily funds that were received from the Company's public stock offering in 1995.

   Revenues--The Company derives substantially all of its product revenues from the license of its software products. Revenue is recognized upon shipment of the product, provided that no product upgrade obligations remain outstanding and collection of the resulting receivable is deemed probable. Dependent upon the timing of future product upgrade releases and market conditions, the Company may extend promotions where product upgrade obligations are associated with the shipment of software products. Based upon the terms of the promotions extended, a portion or all of the product revenues may be deferred until the promotional product upgrade is released and subsequently shipped. The Company also derives product revenues from the sale of equipment used in the automated data collection surveying markets.

   The Company recognizes its product support revenues from maintenance and support contracts ratably over the period of the arrangements. These contracts generally have terms of one year or less. The Company recognizes its service revenues from training arrangements in the period in which the training occurs.

   Cost of Revenues--Cost of revenues consists primarily of purchases of third party products, costs of manuals and other materials, software development cost amortization, royalties, costs related to the Company's system production department and personnel and other costs associated with training and support.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Software Development Costs--Software development costs are stated at the lower of unamortized cost or net realizable value. The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. Costs associated with product enhancements that extend the original product's life are also capitalized upon technological feasibility. Amortization of product development costs begins the month of general release and extends on a straight-line basis over 18 months, which results in amortization expense no less than that which would result from using the ratio of current gross revenues to total expected gross revenues. Purchased software development costs are capitalized and amortized on a straight-line basis over 18 to 48 months.

   Earnings Per Share (EPS)--Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalent shares are excluded from the computation for 2001 and 2000 as their effect is antidilutive.

   A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                Fiscal Year Ending June 30,
                                              ---------------------------------
                                                 2001        2000       1999
                                              ----------  ---------- ----------
Numerator:
  Numerator for basic and diluted net income
   (loss) per share--net income (loss)....... $ (253,056) $  254,924 $1,769,004
                                              ==========  ========== ==========
Denominator:
  Denominator for basic net income (loss) per
   share--weighted average shares............  4,711,664   4,846,488  4,826,785
  Net effect of stock options based on the
   treasury stock method using the average
   market price during the period............                           157,862
                                              ----------  ---------- ----------
  Denominator for diluted net income (loss)
   per share.................................  4,711,664   4,846,488  4,984,647
                                              ==========  ========== ==========

   Statement of Financial Accounting Standards--In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. There was not a significant impact on the Company's operating results or financial position as a result of adopting the standard effective July 1, 2001.

   Staff Accounting Bulletin--In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB No.
101), Revenue Recognition in Financial Statements, which provides additional guidance on revenue recognition criteria and related disclosure requirements. There was not a significant impact on the Company's operating results or financial position as a result of adopting the standard effective July 1, 2001.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

Significant estimates include the allowance for doubtful accounts and allowance for sales returns as well as realization of intangible assets. Actual results could differ from those estimates.

   Fair Value Disclosure--The carrying value of the long-term debt approximates fair value as interest rates approximate the rate management believes the Company could refinance the obligations, given the current market conditions. Investments are carried at amortized cost, which approximates fair value. Other financial assets and liabilities approximate their fair values because of the short maturity of those instruments.

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

 Surveyors Module International, LLC

   On December 1, 1999, the Company purchased substantially all the assets of Surveyors Module International, LLC (SMI), a developer of software that is integrated in and sold with hand-held surveying data collection devices, for approximately $2,100,000 in cash. Additionally, the Company was obligated to make contingent cash payments during each of the next two years following the date of the initial acquisition equal to (1) 70% of the adjusted gross profits (as defined by the purchase agreement) attributable to the acquired business of between $1,650,000 and $2,500,000, plus (2) 85% of the adjusted gross profits above $2,500,000. During 2001, the Company negotiated amended terms with the seller for the fiscal 2001 contingent payment. Additional contingent cash payments of approximately $102,500 and $122,500 were paid and allocated to goodwill during the years ended June 30, 2001 and 2000, respectively.

   The SMI acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's results from the date of acquisition.

   Acquisition related charges included in the accompanying consolidated statements of operations consist of the following for the year ended June 30, 2000:

   Charge for purchased research and development in acquisition of
    SMI............................................................. $ 78,600
   Other acquisition related charges................................  182,536
                                                                     --------
                                                                     $261,136
                                                                     ========

3. INVENTORIES

   Inventories consist of the following as of June 30:

                                                             2001       2000
                                                          ---------- ----------
   Manuals and diskettes................................. $  122,744 $  139,339
   Finished software products............................     98,476     95,583
   Purchased hardware and other supplies.................    902,984    964,951
                                                          ---------- ----------
                                                          $1,124,204 $1,199,873
                                                          ========== ==========

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

4. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consists of the following as of June 30:

                                                          2001         2000
                                                       -----------  -----------
   Land............................................... $   637,400  $   637,400
   Buildings and land improvements....................   4,102,127    4,089,437
   Computer equipment and purchased software..........   5,712,663    5,394,193
   Furniture and fixtures.............................   1,410,795    1,405,528
   Office equipment...................................     737,965      732,651
   Vehicles...........................................      76,691       76,691
                                                       -----------  -----------
                                                        12,677,641   12,335,900
   Accumulated depreciation...........................  (7,116,106)  (6,079,855)
                                                       -----------  -----------
                                                       $ 5,561,535  $ 6,256,045
                                                       ===========  ===========

5. ACCRUED EXPENSES

   Accrued expenses consist of the following as of June 30:

                                                              2001      2000
                                                            -------- ----------
   Salaries and commissions................................ $394,899 $  571,762
   Other...................................................  481,999    602,158
                                                            -------- ----------
                                                            $876,898 $1,173,920
                                                            ======== ==========

6. NOTES PAYABLE

   At June 30, 2001, the Company had a $2,000,000 unsecured operating line of credit agreement with a bank which expires December 1, 2001. Borrowings under the line of credit accrue interest at a floating rate based on the prime rate minus 0.25% (effective rate of 6.5% at June 30, 2001). At June 30, 2001 there were no borrowings outstanding under the line.

7. LONG-TERM DEBT

   As of June 30, 2001, long-term debt consists of a zero interest bearing loan with an economic development group. Principal is due quarterly with a final maturity date of November 2001. The amount is collateralized by the equipment purchased with the loan proceeds. The loan is guaranteed by various stockholders of the Company. The loan agreement prohibits the payment of dividends on the Company's capital stock without prior consent.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

8. INCOME TAXES

   Income tax benefit (expense) consists of the following for the years ended June 30:

                                                   2001     2000       1999
                                                 -------- ---------  ---------
   Current:
     Federal.................................... $103,118 $(112,439) $(380,302)
     State......................................    3,033    (3,778)       (55)
                                                 -------- ---------  ---------
       Total current............................  106,151  (116,217)  (380,357)
                                                 -------- ---------  ---------
   Deferred:
     Federal....................................    5,261   (23,571)  (450,296)
     State......................................      161      (692)   (13,244)
                                                 -------- ---------  ---------
       Total deferred...........................    5,422   (24,263)  (463,540)
                                                 -------- ---------  ---------
       Income tax benefit (expense)............. $111,573 $(140,480) $(843,897)
                                                 ======== =========  =========

   The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                                 2001       2000       1999
                                               ---------  ---------  ---------
   Product development costs.................. $ 111,489  $ (10,295) $ (27,324)
   Depreciation...............................  (175,150)  (214,269)  (241,785)
   Prepaid expenses...........................   (55,256)   (41,584)   (27,288)
   Purchased research and development.........   343,945    381,070    389,921
   Deferred revenues..........................    50,613    159,031    246,205
   Allowance for bad debts....................    43,256     36,373     37,594
   Land acquired from Partnership.............    79,625     79,625     79,625
   Building acquired from Partnership.........   233,187    236,191    242,353
   Goodwill...................................   132,315     99,762
   Other......................................    30,567     63,265    114,131
   Iowa new jobs credits......................   158,376    158,376    162,000
   Valuation allowance........................  (158,376)  (158,376)  (162,000)
                                               ---------  ---------  ---------
                                               $ 794,591  $ 789,169  $ 813,432
                                               =========  =========  =========

   The State of Iowa offers an income tax credit to corporations who have entered into certain training agreements under Iowa Law. During the three years ended June 30, 2001, the Company's management determined that approximately $158,000, $158,000, and $162,000, respectively, of tax credits were available to the Company since its agreement was entered into. However, the Company incurs minimal Iowa taxes due to a small percentage of the Company's gross revenues being generated in Iowa. The remaining credits of $133,000 generated during the period ended June 30, 1995 can be carried forward to reduce Iowa taxes through 2005. Additional credits of $25,000 earned but not utilized as of June 30, 1996 can be carried forward to reduce Iowa taxes through 2006. The Company has fully reserved the deferred tax asset related to the credit carryforward as it is more likely than not that the benefit of the carryforward will not be realized prior to expiration.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Reconciliations of income tax benefit (expense) with income tax benefit (expense) computed using statutory federal rates are as follows for the years ended June 30:

                                                 2001      2000       1999
                                               --------  ---------  ---------
   Computed statutory benefit (expense)....... $131,240  $(138,391) $(914,515)
   State income taxes, net of federal tax
    benefit...................................   (1,275)    (2,451)    (6,881)
   Change in valuation allowance..............               3,624     14,000
   Research and development tax credits.......                         39,165
   Other......................................  (18,392)    (3,262)    24,334
                                               --------  ---------  ---------
   Income tax benefit (expense)............... $111,573  $(140,480) $(843,897)
                                               ========  =========  =========

9. SEGMENT INFORMATION

   The Company operates in two segments; sale of software and sale of training and support. The consolidated statement of operations delineates information on these two segments.

   Net revenues consisted of the following for the years ended June 30:

                                                2001        2000        1999
                                            ------------ ----------- -----------
   Domestic................................ $ 15,876,314 $16,452,691 $13,783,659
   Export--Canada..........................      454,485     439,569     301,578
   Export--other...........................      628,640     809,603     474,268
                                            ------------ ----------- -----------
                                            $ 16,959,439 $17,701,863 $14,559,505
                                            ============ =========== ===========

10. EMPLOYEE BENEFITS

   Profit Sharing--The Company has a 401(k) profit sharing plan. The plan allows eligible employees to make contributions up to 15% of their compensation. Under the plan, the Company may contribute to the plan an amount of matching contributions which is determined at its discretion. For the years ended June 30, 2001, 2000, and 1999, the Company's matching contributions were approximately $26,000, $22,000, and $19,000, respectively.

   Employee Stock Purchase Plans--The Company has an employee stock purchase plan. The Eagle Point Software Corporation Employee Stock Purchase Plan (Purchase Plan) permits eligible employees of the Company to purchase shares of common stock at below-market prices through payroll deductions. Shares are purchased at the lesser of 85% of the fair market value of the common stock on the first trading day in an annual participation period or 85% of the fair market value of the common stock on the last trading day in such period. Under the Purchase Plan, up to 150,000 shares may be sold. These shares may be newly issued shares or shares acquired by the Company on the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when 150,000 shares have been sold. Total shares sold under the Purchase Plan were 88,896 as of June 30, 2001.

   Stock Options--The Company has an employee stock option plan. The Eagle Point Software Corporation Stock Option Plan (Plan) allows for the issuance of incentive stock options or nonqualified stock options. Under the Plan, up to an aggregate of 1,000,000 shares of common stock may be issued upon the exercise of stock options granted. The Plan also provides that option prices may not be less than 100% of the fair market value of the shares on the date of grant. Options granted to employees vest over 4 years from the date of the grant and options to non-employee directors vest on the date of grant. All options expire no later than 10 years from the date of grant. No stock options may be issued under the Plan after December 16, 2009. The benefit of income tax deductions due to options exercised is credited to additional paid-in capital, if material.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized in the statements of operations for the Plan for 2001, 2000, and 1999. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and income
(loss) per share would have been as follows:

                                                   2001       2000      1999
                                                 ---------  -------- ----------
Net income (loss):
  As reported................................... $(253,056) $254,924 $1,769,004
  Pro forma.....................................  (381,474)  130,969  1,630,279
Basic income (loss) per share:
  As reported................................... $   (0.05) $   0.05 $     0.37
  Pro forma.....................................     (0.08)     0.03       0.34

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 7.00% in 2001, 6.34% in 2000, and 5.93% in 1999; and expected lives of 5 years from grant date. A summary of the status of the stock option plan as of June 30, 2001, 2000, and 1999, and the changes during the years then ending is presented below:

                                 2001               2000               1999
                          ------------------- ------------------ ------------------
                                     Weighted           Weighted           Weighted
                                     Average            Average            Average
                                     Exercise           Exercise           Exercise
Fixed Options              Shares     Price    Shares    Price    Shares    Price
-------------             ---------  -------- --------  -------- --------  --------
OUTSTANDING AT BEGINNING
 OF YEAR................    666,529   $6.42    525,608   $6.64    457,701   $ 6.06
Granted.................    211,183    4.04    158,824    5.69    154,150     7.72
Exercised...............     (1,000)   3.45        (30)   3.09    (17,396)    3.54
Forfeited...............   (146,664)   5.62    (17,873)   6.32    (68,847)    5.97
                          ---------           --------           --------
OUTSTANDING AT END OF
 YEAR...................    730,048   $5.89    666,529   $6.42    525,608   $ 6.64
                          =========   =====   ========   =====   ========   ======
Options exercisable at
 year end...............    273,728   $7.06    173,946   $9.47    104,518   $10.89
                                      =====              =====              ======
Weighted-average grant
 date fair value of
 options granted during
 the year...............  $    1.86           $   2.56           $   3.42

   The following table summarizes information about stock options outstanding at June 30, 2001:

                                                                    Options
                                            Options Outstanding   Exercisable
                                            ------------------- ----------------
                                                     Weighted
                                                      Average           Weighted
                                                     Remaining          Average
                                                    Contractual         Exercise
Exercise Price Range                        Number     Life     Number   Price
--------------------                        ------- ----------- ------- --------
$3.09 to $6.13............................. 566,117 7.79 years  186,965  $ 4.14
$7.72 to $8.09.............................  93,742 7.23 years   16,574    7.92
$9.38 to $13.00............................  45,526 4.00 years   45,526   12.64
$17.50 to $20.88...........................  24,663 4.41 years   24,663   18.31
                                            -------             -------
                                            730,048             273,728
                                            =======             =======

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Effective July 14, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock which may be purchased in the open market from time to time or in privately negotiated transactions. The repurchased stock is expected to be held by the Company in treasury to be used to meet the Company's obligations under its stock option and stock purchase plans, as well as other corporate purposes. The Company repurchased 239,500 shares of stock for $956,192 during the year ended June 30, 2001.

   Under terms of the Merger Agreement discussed in Note 13, all stock options will become fully vested at the date of merger.

11. LEASES

   The Company leases certain office equipment and vehicles under operating leases. Rent expense for the years ended June 30, 2001, 2000, and 1999, was approximately $81,000, $65,000, and $55,000, respectively.

   At June 30, 2001, future minimum rental payments due under operating leases, which expires in 2003, for each of the two years in the period ended June 30, 2003 are approximately $27,000, and $10,000, respectively.

   The Company leases a portion of its headquarters to a tenant. Rent income for the years ended June 30, 2001 and 2000 was approximately $96,000 and $26,000, respectively.

   At June 30, 2001, future minimum lease receipts due under this lease, which expires in 2003, for each of the two years in the period ended June 30, 2003 are approximately $128,000, and $87,000, respectively.

12. OFFICER SEVERANCE

   During the year ended June 30, 2001, the employment of John Biver, a Vice President of the Company, and Rod Blum, the Company's President and Chief Executive Officer, terminated. Pursuant to the terms of Mr. Blum's and Mr. Biver's employment agreements, they received a combined total of severance benefits of approximately $997,000, substantially all of which was paid in fiscal 2001. Additionally, the Company incurred approximately $120,000 of expenses relating to an executive search for a new Chief Executive Officer.

13. MERGER AGREEMENT

   Effective July 12, 2001, the Company entered into an Agreement and Plan of Merger (Agreement) with JB Acquisition LLC (Buyer), an entity formed by John Biver, a former Vice President, and current director of the Company, that contemplates the acquisition of all of the outstanding shares of common stock of the Company not owned by Mr. Biver at a price of $6.40 per share. All stockholders of the Company other than Rodney Blum (the Company's former President and Chief Executive Officer and a current director) and Dennis George (the Company's Vice President-Finance and Chief Financial Officer and a current director) would, under the proposal, receive the $6.40 per share consideration, in cash, for all of their shares. Mr. Blum and Mr. George would receive the $6.40 per share consideration, in cash, for all of their shares except, with respect to 78,125 shares and 39,062 shares held by Mr. Blum and Mr. George, respectively, they would receive a 7 year subordinated promissory note from the surviving corporation in the principal amount of $6.40 per related share acquired. The Agreement contemplates that Mr. Blum would be required to purchase from the surviving entity in the merger the operating assets of the Company's Building Design and Construction Division and Structural Division for a cash purchase price of approximately $1.1 million.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Under the Agreement, the Company is prohibited from paying dividends or repurchasing common stock prior to completion of the merger or termination of the Agreement. The Company is contingently liable to the Buyer in the amount of $600,000 if the Company accepts another acquisition proposal or violates the terms of the Agreement. The Agreement may be terminated by either party if the transaction has not been completed by January 12, 2002.

                                    * * * *

                                                                     SCHEDULE II

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

      Allowances for the fiscal years ended June 30, 2001, 2000, and 1999

                                                Additions-
                                      Balance,  Charged to Deductions- Balance,
                                      beginning  Cost and   Accounts    End of
Description                            of Year   Expenses  Charged-Off   Year
-----------                           --------- ---------- ----------- --------
June 30, 2001--Allowance
 for doubtful accounts............... $103,923   $115,000   $ 95,335   $123,588
                                      ========   ========   ========   ========
June 30, 2000--Allowance
 for doubtful accounts............... $107,411   $ 95,000   $ 98,488   $103,923
                                      ========   ========   ========   ========
June 30, 1999--Allowance
 for doubtful accounts............... $ 73,565   $ 85,000   $ 51,154   $107,411
                                      ========   ========   ========   ========
June 30, 2001--Allowance
 for sales returns................... $166,506   $457,691   $551,114   $ 73,083
                                      ========   ========   ========   ========
June 30, 2000--Allowance
 for sales returns................... $110,898   $638,983   $583,375   $166,506
                                      ========   ========   ========   ========
June 30, 1999--Allowance
 for sales returns................... $ 87,980   $460,001   $437,083   $110,898
                                      ========   ========   ========   ========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Eagle Point Software Corporation

                                                  /s/ Dennis J. George
                                          By: _________________________________
                                                      Dennis J. George
                                              Vice President, Chief Financial
                                              Officer, Secretary and Treasurer

Date: September 14, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 14th day of September 2001.

                 Name                               Capacity
                 ----                               --------

       /s/ Thomas O. Miller                         Chairman of the Board,
______________________________________               Director
           Thomas O. Miller

       /s/ Dennis J. George                         Vice President, Chief
______________________________________               Financial Officer,
           Dennis J. George                          Secretary and Treasurer
                                                     (principal financial and
                                                     accounting officer);
                                                     Director; and on behalf
                                                     of the Executive
                                                     Committee

        /s/ Rodney L. Blum                          Director
______________________________________
            Rodney L. Blum

       /s/ James P. Hickey                          Director
______________________________________
           James P. Hickey

       /s/ Thomas O. Miller                         Director
______________________________________
           Thomas O. Miller

        /s/ John F. Biver                           Director
______________________________________
            John F. Biver

    The above signatories constitute each member of the Board of Directors.

                                 EXHIBIT INDEX

     Exhibit No.                             Description
     -----------                             -----------
           2.1++++   -- Agreement and Plan of Merger by and among the Company,
                       JB Acquisitions LLC and Talon Acquisition Corp., dated
                       July 12, 2001.

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

          10.4*      -- Community Economic Betterment Account Agreement between the Company and the Iowa Department of Economic
                       Development, dated July 18, 1991.

          10.5*      -- Community Economic Betterment Account Agreement between the Company and the Iowa Department of Economic
                       Development, dated July 15, 1993.

          10.6*      -- Asset Purchase Agreement between the Company and
                       Facility Mapping Systems, Inc., dated March 31, 1995.

          10.7*      -- Asset Purchase Agreement between the Company and
                       LANDCADD, Inc., dated January 1, 1995.

 (degrees)10.8****   -- Employment Agreement with Rodney L. Blum.

 (degrees)10.9****   -- Employment Agreement with Dennis J. George.

 (degrees)10.10****  -- Employment Agreement with John F. Biver.

 (degrees)10.11#     -- Employment Agreement with Edward T. Graham.

 (degrees)10.12#     -- Employment Agreement with Randy K. Ambrosy.

 (degrees)10.13#     -- Employment Agreement with Brent A. Straka.

 (degrees)10.14#     -- First Amendment to Employment Agreement with Dennis J.
                       George.

 (degrees)10.15#     -- First Amendment to Employment Agreement with Edward T.
                       Graham.

 (degrees)10.16#     -- First Amendment to Employment Agreement with Randy K.
                       Ambrosy.

 (degrees)10.17#     -- First Amendment to Employment Agreement with Brent A.
                       Straka.

 (degrees)10.18**    -- Eagle Point Software Corporation Stock Option Plan.

 (degrees)10.19***   -- Eagle Point Software Corporation Stock Purchase Plan.

          10.20*     -- Purchase Agreement between VisionOne Partnership and
                       the Company, dated as of May 1, 1995.

          10.21***** -- Merger Agreement between the Company and ECOM
                       Associates, Inc., dated November 9, 1995.

          10.22***** -- Asset Purchase Agreement between the Company and
                       Computer Integrated Building Corporation dated July 29,
                       1996.

          10.23+     -- Asset Purchase Agreement between the Company and
                       Surveyors Module International, LLC, dated December 1,
                       1999.

 (degrees)10.24++    -- Eagle Point Software Corporation 1999 Stock Option
                       Plan.

    Exhibit No.                           Description
    -----------                           -----------
 (degrees)10.25+++ -- Amended and restated Eagle Point Software Corporation
                     1995 Employee Stock Purchase Plan.

          11.1#    -- Statement re: computation of per share earnings.

          21.1#    -- Subsidiaries.

          23.1#    -- Consent of Deloitte & Touche LLP.

          23.2#    -- Independent Auditors' Report on Schedule.

          99.1++++ -- Asset Purchase Agreement by and among JB Acquisitions
                     LLC, Talon Acquisition Corp. and Digital Canal
                     Corporation, dated July 12, 2001.

--------
* Incorporated by reference from the Company's Registration Statement on Form S -1 (File No. 33-91950).
** Incorporated by reference from the Company's Registration Statement on Form S -8 (File No. 33-96914).
*** Incorporated by reference from the Company's Registration Statement on Form S -8 (File No. 33-96918).
****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K.
***** Incorporated by reference from the Company's 1996 Annual Report on Form 10-K.
****** Incorporated by reference from the Company's Quarterly Report on Form
       10-Q for the period ended December 31, 1998.
+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999.
++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708).
+++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File N0. 333-32712).
++++ Incorporated by reference from the Company's report on Form 8-K filed July 16, 2001.
#      Filed herewith.
(degrees)Indicates management contract or compensatory plan or arrangement.