Form 10-K/A
period 2001-06-30
EAGLE POINT SOFTWARE CORP
filed 2001-10-19
CIK 945066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

   This amendment on Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K for its fiscal year ended June 30, 2001 of Eagle Point Software Corporation (the "Company" or "Eagle Point").

                                     PART I

Item 1. Business

   Eagle Point Software Corporation is a developer and marketer of application software for use by professionals in the architecture, engineering, and construction ("AEC") industries. The Company's product line includes software modules that can be used by civil engineers, surveyors, architects, home builders, structural engineers, landscape architects and hydrologists to automate various design, analysis, drafting and engineering functions. The Company focuses on developing and marketing technologically advanced software application products that are designed to provide AEC professionals with the functionality associated with high-end proprietary CAD systems at a price suitable for more economical desktop systems. Most of the Company's products have been designed for use in conjunction with either AutoCAD, MicroStation, or IntelliCAD general purpose computer-aided design ("CAD") drafting software tools developed by Autodesk, Inc. ("Autodesk"), Bentley Systems, Inc. ("Bentley Systems") and the IntelliCAD Technology Consortium ("ITC"), respectively. Accordingly, the Company's business and financial results are linked to the continued market acceptance of AutoCAD, MicroStation and IntelliCAD. See "Risk Factors--Dependence on Autodesk, IntelliCAD and Bentley Systems."

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

Forward Looking Information

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

Fiscal 2001 Compared to Fiscal 2000

   Net revenues decreased $742,000, or 4.2% to $17.0 million for the fiscal year ended June 30, 2001 (the "2001 Period"), from $17.7 million for the fiscal year ended June 30, 2000 (the "2000 Period"). The Company experienced a decrease in product sales and an increase in training and support revenues. While product sales decreased overall, the portion of product sales attributable to resales of third party products increased $400,000 or 16.9% to $2.8 million in the 2001 Period from $2.4 million in the 2000 Period. The increase in resale revenues was primarily attributable to the SMI Acquisition which included 12 months of SMI operations in the 2001 Period and only 7 months of SMI operations in the 2000 Period. A portion of SMI software products work in conjunction with various robotic and field data collection hardware units, some of which are also resold by the Company. Sales of Eagle Point products decreased $1.6 million or 15.9% to $8.4 million in the 2001 Period from $10.0 million in the 2000 Period. With the exception of the SMI Segment as discussed earlier, all other segments experienced decreases in product revenues. Though the decreases vary, they are primarily attributable to an overall weakened economy resulting in soft market conditions which led to lower demand for the Company's products. In terms of product sales for the 2001 Period versus the 2000 Period, the Civil Segment decreased 25%, the Building Design and Construction ("BD&C") Segment decreased 32%, the Structural Segment decreased 30% and the Landcadd Segment decreased 2%. In spite of the soft market conditions, training and support revenues increased as they were favorably impacted by the release of new products and product upgrades in the previous and current fiscal years, as well as a continued emphasis by the Company on selling support and maintenance programs to its client base. In terms of training and support revenues for the 2001 Period versus the 2000 Period, the Civil Segment increased 8% , the Landcadd Segment increased 21%, the BD&C Segment increased 6% and the Structural Segment increased 40%. The SMI Segment also experienced an increase in training and support revenues, however, the results of the SMI Segment represented 12 months of operations in the 2001 Period and only 7 months of operations in the 2000 Period.

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

   Selling and marketing expenses decreased $617,000 or 9.6% to $5.8 million in the 2001 Period from $6.4 million in the 2000 Period. As a percentage of net revenues, selling and marketing expenses decreased to 34.3% in the 2001 Period from 36.3% in the 2000 Period. These decreases are due to reduced expenditures on sales and marketing activities as well as reduced staff. During the fourth quarter of the 2000 Period, the Company made a decision to reduce its sales and marketing staff through normal attrition. From that time and through the end of the third quarter of the 2001 Period, there was a reduction of approximately 14 sales and marketing positions resulting in cost savings of approximately $300,000 in the 2001 Period. If these reduced staffing levels are maintained through fiscal year 2002 it will result in savings during this fiscal year of approximately $400,000. The reduction of sales and marketing expenditures was discretionary and may or may not be continued in fiscal year 2002.

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

   General and administrative expenses decreased $218,000 or 7.1% to $2.9 million in the 2001 Period from $3.1 million in the 2000 Period. As a percentage of net revenues, general and administrative expenses decreased to 16.9% in the 2001 Period from 17.4% in the 2000 Period. These decreases are primarily attributable to lower personnel costs due to reduced staff. During the fourth quarter of the 2000 Period, the Company made a decision to reduce its general and administrative staff through normal attrition. From that time and through the end of the third quarter of the 2001 Period, there was a reduction of approximately 8 general and administrative positions resulting in cost savings of approximately $200,000 in the 2001 Period. If these reduced staffing levels are maintained through fiscal year 2002 it will result in savings during this fiscal year of approximately $200,000. The reduction of general and administrative expenditures was discretionary and may or may not be continued in fiscal year 2002.

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

Fiscal 2000 Compared to Fiscal 1999

   Net revenues increased $3.1 million or 21.6% to $17.7 million for the 2000 Period, from $14.6 million for the fiscal year ended June 30, 1999 (the "1999 Period"). The Company experienced an increase in both product sales and training and support revenues. While product sales increased overall, the portion of product sales attributable to Eagle Point products (as opposed to the resale of third party products) decreased $200,000 or 2.0% to $10.0 million in the 2000 Period from $10.2 million in the 1999 Period. The decrease in the Eagle Point portion of product sales is due to the fact that a net of $1.2 million ($1,059,000 attributable to the Civil Segment and $164,000 attributable to the Landcadd Segment) of previously deferred software revenues were recognized in the 1999 Period as compared to $223,000 (all attributable to the Civil Segment) for the 2000 Period. These revenues were initially deferred as part of an ongoing upgrade promotion. Revenues were recognized as the product upgrades, for which the revenue was initially deferred, were shipped. Excluding the impact of the deferred revenues, the Civil Segment experienced an increase in net revenues of 3% in the 2000 Period from the 1999 Period which is comprised of (i) an increase in training and support revenue of 36% due to increased training revenues leveraged from major product upgrades introduced in the prior fiscal years, and an increased emphasis by the Company on support and maintenance programs and (ii) a decrease in product sales of 16% as a result of higher sales levels in the prior fiscal year due to a major product upgrade in such year. Excluding the impact of deferred revenue, the net revenues for the Landcadd Segment increased 25% in the 2000 Period from the 1999 Period comprised of a 47% increase in training and support revenues and a 20% increase in product revenues. The net revenues of the BD&C Segment increased 43% in the 2000 Period from the 1999 Period comprised of a 82% increase in training and support revenues and a 37% increase in product sales. Both the Landcadd Segment and the BD&C Segment experienced increased training and support revenues due to leveraging major product upgrades introduced in the prior fiscal years and an increased emphasis by the Company on support and maintenance programs. Both segments experienced increased product revenues due to the introduction of new products and product upgrades. The Structural Segment did not experience any new product introductions or significant product upgrades in fiscal 2000 or prior fiscal years and, as such, saw its net revenues decrease by 11% in the 2000 Period versus the 1999 Period. As a result of the Company's acquisition of SMI, product sales of third party products increased $2.2 million or 872.4% to $2.4 million in the 2000 Period from $243,000 in the 1999 Period. A portion of the SMI software products work in conjunction with various robotic and field data collection hardware units, some of which are also resold by the Company. See "Risk Factors--Dependence on Zeiss Resales."

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

   Selling and marketing expenses increased $1.7 million or 35.8% to $6.4 million in the 2000 Period from $4.7 million in the 1999 Period. As a percentage of net revenues, selling and marketing expenses increased to 36.3% in the 2000 Period from 32.5% in the 1999 Period. These increases are primarily attributable to higher personnel costs associated with an increase in the sales and marketing staff, due, in part, to the Company's efforts to increase demand for its products and services and also due to the SMI Acquisition.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) Financial Statements

   The following financial statements are filed as part of this report:

     .Independent Auditors' Report.

     .Financial Statements:

       Consolidated Balance Sheets--June 30, 2001 and 2000.

       Consolidated Statements of Operations--For the Fiscal Years ended June 30, 2001, 2000 and 1999.

       Consolidated Statements of Stockholders' Equity--For the Fiscal Years ended June 30, 2001, 2000 and 1999.

       Consolidated Statements of Cash Flows--For the Fiscal Years ended June 30, 2001, 2000 and 1999.

       Notes to Consolidated Financial Statements--For the Fiscal Years ended June 30, 2001, 2000 and 1999.

   (a)(2) Financial Statement Schedules

     .Schedule II--Allowances--For the Fiscal Years ended June 30, 2001, 2000 and 1999.

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

          10.7*      -- Asset Purchase Agreement between the Company and
                       LANDCADD, Inc., dated January 1, 1995.

 (degrees)10.8****   -- Employment Agreement with Rodney L. Blum.

 (degrees)10.9****   -- Employment Agreement with Dennis J. George.

(degrees)10.10****   -- Employment Agreement with John F. Biver.

(degrees)10.11+++++  -- Employment Agreement with Edward T. Graham.

(degrees)10.12+++++  -- Employment Agreement with Randy K. Ambrosy.

(degrees)10.13+++++  -- Employment Agreement with Brent A. Straka.

(degrees)10.14+++++  -- First Amendment to Employment Agreement with Dennis J. George.

(degrees)10.15+++++  -- First Amendment to Employment Agreement with Edward T. Graham.

(degrees)10.16+++++  -- First Amendment to Employment Agreement with Randy K. Ambrosy.

(degrees)10.17+++++  -- First Amendment to Employment Agreement with Brent A. Straka.

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

         10.22*****  -- Asset Purchase Agreement between the Company and Computer Integrated Building Corporation, dated
                       July 29, 1996.

         10.23+      -- Asset Purchase Agreement between the Company and Surveyors Module International, LLC, dated
                       December 1, 1999.

(degrees)10.24++     -- Eagle Point Software Corporation 1999 Stock Option Plan.

(degrees)10.25+++    -- Amended and restated Eagle Point Software Corporation 1995 Employee Stock Purchase Plan.

         11.1+++++   -- Statement re: computation of per share earnings.

         21.1+++++   -- Subsidiaries.

         23.1#       -- Consent of Deloitte & Touche LLP.

         23.2+++++   -- Independent Auditors' Report on Schedule.

         99.1++++    -- Asset Purchase Agreement by and among JB Acquisitions LLC, Talon Acquisition Corp. and Digital
                       Canal Corporation, dated July 12, 2001.

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91950).
** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914).
*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918).
****  Incorporated by reference from the Company's 1995 Annual Report on Form
      10-K.
***** Incorporated by reference from the Company's 1996 Annual Report on Form
      10-K.
****** Incorporated by reference from the Company's Quarterly Report on Form
       10-Q for the period ended December 31, 1998.
+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999.
++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708).
+++ Incorporated by reference from the Company's Registration Statement on Form S-8(File No. 333-32712).
++++ Incorporated by reference from the Company's report on Form 8-K filed July 16, 2001.
+++++ Incorporated by reference from the Company's 2001 Annual Report on Form
      10-K.
#     Filed herewith.
(degreIndicatesemanagementscontract)or compensatory plan or arrangement.

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

   As discussed in Note 9, the disclosures relating to the Company's reportable segments have been restated.

                                        Deloitte & Touche LLP

Des Moines, Iowa
July 27, 2001 (October 12, 2001, as to Note 9)

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
                                                     ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt................. $    27,914  $    35,771
  Accounts payable..................................     216,819      468,219
  Accrued expenses..................................     876,898    1,173,920
  Deferred revenues.................................   2,854,224    2,808,802
                                                     -----------  -----------
    Total current liabilities.......................   3,975,855    4,486,712
LONG-TERM DEBT......................................                   28,571
DEFERRED REVENUES...................................     151,609      195,181
                                                     -----------  -----------
    Total liabilities...............................   4,127,464    4,710,464
                                                     -----------  -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued at June 30, 2001 and
   2000.............................................
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 4,941,730 shares issued at June 30,
   2001 and 2000....................................      49,417       49,417
  Additional paid-in capital........................  17,624,290   17,624,290
  Retained earnings.................................   5,057,704    5,312,961
                                                     -----------  -----------
                                                      22,731,411   22,986,668
  Treasury stock, at cost; 322,673 and 95,224
   shares, respectively.............................  (1,381,335)    (477,071)
                                                     -----------  -----------
    Total stockholders' equity......................  21,350,076   22,509,597
                                                     -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $25,477,540  $27,220,061
                                                     ===========  ===========

                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                            2001         2000         1999
                                         -----------  -----------  -----------
Net revenues:
  Product sales......................... $11,155,467  $12,341,989  $10,460,011
  Training and support..................   5,803,972    5,359,874    4,099,494
                                         -----------  -----------  -----------
    Total net revenues..................  16,959,439   17,701,863   14,559,505
                                         -----------  -----------  -----------
Cost of revenues:
  Product sales.........................   4,529,895    4,555,455    2,251,624
  Training and support..................     518,807      488,597      445,363
                                         -----------  -----------  -----------
    Total cost of revenues..............   5,048,702    5,044,052    2,696,987
                                         -----------  -----------  -----------
Gross profit............................  11,910,737   12,657,811   11,862,518
                                         -----------  -----------  -----------
Operating expenses:
  Selling and marketing.................   5,813,301    6,430,180    4,735,154
  Research and development..............   3,455,784    3,388,487    2,760,577
  General and administrative............   2,865,718    3,083,514    2,525,251
  Acquisition related charges...........                  261,136
  Officer severance and executive
   recruiting...........................   1,117,000
                                         -----------  -----------  -----------
    Total operating expenses............  13,251,803   13,163,317   10,020,982
                                         -----------  -----------  -----------
Operating income (loss).................  (1,341,066)    (505,506)   1,841,536
Other income:
  Interest income.......................     792,012      783,876      764,579
  Other income, net.....................     184,425      117,034        6,786
                                         -----------  -----------  -----------
Income (loss) before income taxes.......    (364,629)     395,404    2,612,901
Income tax benefit (expense)............     111,573     (140,480)    (843,897)
                                         -----------  -----------  -----------
Net income (loss)....................... $  (253,056) $   254,924  $ 1,769,004
                                         ===========  ===========  ===========
Average shares outstanding--basic.......   4,711,664    4,846,488    4,826,785
                                         ===========  ===========  ===========
Basic income (loss) per share........... $     (0.05) $      0.05  $      0.37
                                         ===========  ===========  ===========
Average shares outstanding--diluted.....   4,711,664    4,846,488    4,984,647
                                         ===========  ===========  ===========
Diluted income (loss) per share......... $     (0.05) $      0.05  $      0.35
                                         ===========  ===========  ===========




                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                  Additional
                          Common    Paid-In    Retained    Treasury
                           Stock    Capital    Earnings      Stock        Total
                          ------- ----------- ----------  -----------  -----------
BALANCES AT JULY 1,
 1998...................  $49,417 $17,535,942 $3,326,457  $  (586,532) $20,325,284
Exercise of 17,396 stock
 options................               88,348    (37,370)     (54,234)      (3,256)
Issuance of 24,003
 shares of treasury
 stock under employee
 stock purchase plan....                                       91,173       91,173
Net income..............                       1,769,004                 1,769,004
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 1999...................   49,417  17,624,290  5,058,091     (549,593)  22,182,205
Exercise of 30 stock
 options................                             (54)         151           97
Issuance of 13,623
 shares of treasury
 stock under employee
 stock purchase plan....                                       72,371       72,371
Net income..............                         254,924                   254,924
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 2000...................   49,417  17,624,290  5,312,961     (477,071)  22,509,597
Purchase of 239,500
 shares of treasury
 stock..................                                     (956,192)    (956,192)
Exercise of 1,000 stock
 options................                          (2,201)       4,909        2,708
Issuance of 10,458
 shares of treasury
 stock under employee
 stock purchase plan....                                       47,019       47,019
Net loss................                        (253,056)                 (253,056)
                          ------- ----------- ----------  -----------  -----------
BALANCE AT JUNE 30,
 2001...................  $49,417 $17,624,290 $5,057,704  $(1,381,335) $21,350,076
                          ======= =========== ==========  ===========  ===========


                See notes to consolidated financial statements.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Fiscal Years ended June 30, 2001, 2000, and 1999

                                             2001        2000         1999
                                          ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)......................  $ (253,056) $   254,924  $ 1,769,004
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation.........................   1,036,251    1,170,940    1,106,909
   Amortization.........................     682,220      461,327      253,266
   Charge for purchased research and
    development.........................                   78,600
   Deferred income taxes................      (5,422)      24,263      463,540
   Gain on sale of property and
    equipment...........................                                (4,697)
   Changes in assets and liabilities,
    net of assets acquired:
     Accounts receivable................     249,551     (922,881)     (54,205)
     Interest receivable................     (98,463)      (9,945)       3,729
     Inventories........................      75,669     (799,330)      16,540
     Prepaid expenses and other assets..     (76,918)     (38,285)      54,803
     Accounts payable...................    (251,400)     355,446      (77,524)
     Income taxes payable/receivable....      39,313     (176,172)     (55,196)
     Accrued expenses...................    (294,314)      79,342       (1,135)
     Deferred revenues..................       1,850      385,835     (731,132)
     Other..............................                   90,138       (9,334)
                                          ----------  -----------  -----------
      Net cash provided by operating
       activities.......................   1,105,281      954,202    2,734,568
                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment....    (341,741)    (821,834)    (614,614)
 Proceeds from sale of property and
  equipment.............................                                 4,697
 Software development costs:
   Capitalized costs....................     (83,654)    (241,496)    (105,401)
   Purchases of software................     (10,533)     (48,510)      (5,000)
 Purchase of investments................  (6,023,976) (10,998,500)  (9,077,910)
 Proceeds from maturities of
  investments...........................   9,000,374   11,046,994    8,050,982
 Payments to acquire companies, net of
  cash acquired.........................    (102,500)  (2,212,388)     (75,000)
                                          ----------  -----------  -----------
      Net cash provided by (used in)
       investing activities.............   2,437,970   (3,275,734)  (1,822,246)
                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt.............     (36,428)     (71,434)    (184,425)
 Purchase of treasury stock.............    (956,192)
 Proceeds from issuance of treasury
  stock under employee stock purchase
  plan..................................      47,019       72,371       91,173
                                          ----------  -----------  -----------
      Net cash provided by (used in)
       financing activities.............    (945,601)         937      (93,252)
                                          ----------  -----------  -----------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS............................   2,597,650   (2,320,595)     819,070
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................   3,161,045    5,481,640    4,662,570
                                          ----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $5,758,695  $ 3,161,045  $ 5,481,640
                                          ==========  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid (refunded) for:
   Interest.............................  $        0  $     1,670  $     5,766
                                          ==========  ===========  ===========
   Income taxes.........................  $  (94,926) $   308,389  $   169,387
                                          ==========  ===========  ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Exercise of employee stock options.....  $    2,708  $        97  $    91,604
                                          ==========  ===========  ===========
 Assets acquired in connection with the
  acquisition of a business:
   Inventories..........................              $   280,012
   Property and equipment...............                   49,369
   Developed product technology.........                  972,000
   Purchased research and development...                   78,600
   Goodwill and noncompete agreements...  $  102,500  $   832,407  $    75,000
                                          ==========  ===========  ===========
                                          $  102,500  $ 2,212,388  $    75,000
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

   Income Taxes--The Company provides deferred tax assets or liabilities based on the difference between the financial statement and income tax basis of assets and liabilities, measured using enacted tax rates.

   Concentrations--The Company held approximately $8.0 million and $11.0 million in various U.S. Treasury Notes as of June 30, 2001 and 2000, respectively. The Company held temporary cash investments of approximately $1.3 million as of June 30, 2001 and 2000 in a money market account with William Blair Mutual Funds, Inc., and $4.2 million and $1.9 million as of June 30, 2001 and 2000, respectively, were held in a money market repurchase account at a local bank. These are primarily funds that were received from the Company's public stock offering in 1995.

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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

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

   Earnings Per Share (EPS)--Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options of 730,048 and 666,529 have been excluded from the computation for 2001 and 2000, respectively, as their effect is antidilutive.

   A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows:

                                                 Fiscal Year Ending June 30,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  --------- ----------
Numerator:
  Numerator for basic and diluted net income
   (loss) per share--net income (loss)......... $(253,056) $ 254,924 $1,769,004
                                                =========  ========= ==========
Denominator:
  Denominator for basic net income (loss) per
   share--weighted average shares outstanding.. 4,711,664  4,846,488  4,826,785
  Net effect of stock options based on the
   treasury stock method using the average
   market price during the period..............                         157,862
                                                ---------  --------- ----------
  Denominator for diluted net income (loss) per
   share....................................... 4,711,664  4,846,488  4,984,647
                                                =========  ========= ==========

 Recent Accounting Pronouncement

   Statement of Financial Accounting Standards--In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. There was not a significant impact on the Company's operating results or financial position as a result of adopting the standard effective July 1, 2001.

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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

8. INCOME TAXES

   Income tax benefit (expense) consists of the following for the years ended June 30:

                                                  2001      2000       1999
                                                --------- ---------  ---------
   Current:
     Federal................................... $ 103,118 $(112,439) $(380,302)
     State.....................................     3,033    (3,778)       (55)
                                                --------- ---------  ---------
       Total current...........................   106,151  (116,217)  (380,357)
                                                --------- ---------  ---------
   Deferred:
     Federal...................................     5,261   (23,571)  (450,296)
     State.....................................       161      (692)   (13,244)
                                                --------- ---------  ---------
       Total deferred..........................     5,422   (24,263)  (463,540)
                                                --------- ---------  ---------
       Income tax benefit (expense)............ $ 111,573 $(140,480) $(843,897)
                                                ========= =========  =========

   The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) were as follows as of June 30:

                                                2001       2000       1999
                                              ---------  ---------  ---------
   Current deferred tax assets:
     Purchased research and development...... $  22,930  $  25,404  $  25,995
     Accrued vacation........................     4,988      4,988      8,313
     Allowance for bad debts and sales
      returns................................    68,835     94,650     64,845
     Deferred revenues.......................               93,168    171,062
                                              ---------  ---------  ---------
      Total current deferred tax assets......    96,753    218,210    270,215
   Current deferred tax liabilities:
     Prepaid expenses........................   (55,257)   (41,584)   (27,288)
                                              ---------  ---------  ---------
       Net current deferred tax asset........ $  41,496  $ 176,626  $ 242,927
                                              =========  =========  =========
   Noncurrent deferred tax asset:
     Iowa new jobs credits................... $ 158,376  $ 158,376  $ 161,946
     Purchased research and development......   321,015    355,666    363,927
     Goodwill and non-compete agreements.....   132,315     99,762     65,776
     Software development costs..............   111,490
     Deferred revenues.......................    50,613     65,863     75,142
     Acquired land and buildings.............   312,812    315,816    321,978
     Other...................................                          12,791
     Valuation allowance.....................  (158,376)  (158,376)  (161,946)
                                              ---------  ---------  ---------
      Total current deferred tax assets......   928,245    837,107    839,614
                                              ---------  ---------  ---------
   Noncurrent deferred tax liabilities:
     Software development costs..............              (10,295)   (27,324)
     Depreciation............................  (175,150)  (214,269)  (241,785)
                                              ---------  ---------  ---------
                                               (175,150)  (224,564)  (269,109)
                                              ---------  ---------  ---------
       Net noncurrent deferred tax asset..... $ 753,095  $ 612,543  $ 570,505
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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Reconciliations of income tax benefit (expense) with income tax benefit (expense) computed using statutory federal rates are as follows for the years ended June 30:

                                                 2001      2000       1999
                                               --------  ---------  ---------
Computed statutory benefit (expense).......... $131,240  $(138,391) $(914,515)
State income taxes, net of federal tax
 benefit......................................   (1,275)    (2,451)    (6,881)
Change in valuation allowance.................               3,624     14,000
Research and development tax credits..........                         39,165
Other.........................................  (18,392)    (3,262)    24,334
                                               --------  ---------  ---------
Income tax benefit (expense).................. $111,573  $(140,480) $(843,897)
                                               ========  =========  =========

9. SEGMENT INFORMATION

   Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2001, management determined that the Company should have disaggregated the disclosures for its Civil Engineering (Civil), Landscape Design (Landcadd), SMI, Building Design and Construction (BD&C) and Structural Engineering (Structural) operating segments. Previously, such disclosures had been aggregated and disclosed by product line as software and training and support. As a result, the following information pertaining to the Company's operating segments has been restated to present such segment disclosures on a disaggregated focus.

   Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated based on operating income before other income and income taxes.

   The Civil segment derives revenues from the sales of its products and services to civil engineers and land surveyors for their use in gathering surveying data and utilizing that data in the design and analysis of civil engineering and other land development projects.

   The Landcadd segment derives revenues from the sale of its products and services to landscape architects, landscape contractors, nurseries, and government planners for their use in designing, analyzing and developing plans for plantings, park layouts, green zones and irrigation systems.

   The SMI segment derives revenues from the sale of its products and services to land surveyors, civil engineers and construction professionals for their use in gathering data in the field to allow for analysis of legal boundaries, topographic data and to perform construction staking. This segment also resells third party field data collection hardware units along with its own software products.

   The Building Design & Construction (BD&C) segment derives its revenues from the sales of its products and services to architects, home builders, and designers of homes and buildings for their use in the design of homes and buildings, the creation of construction documents and estimated building costs.

   The Structural segment derives its revenues from the sales of its products and services to structural engineers, architects and other building professionals for their use in the structural analysis and design of structures for a variety of construction materials.

   The Corporate segment includes various sales of miscellaneous products and contract services that are unrelated to the other business segments. This segment also includes other unallocated costs including officer severance and executive recruiting charges of $1,117,000 in fiscal year 2001 and acquisition related charges of $261,136 in fiscal year 2000.

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

   Each of the Civil, Landcadd, BD&C, Structural and Corporate segments primarily distribute and sell their products and services directly to end-users. The SMI segment distributes and sells its products and services both through authorized dealers and directly to end-users.

   Because of integrated facilities and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment data. These allocations are primarily in proportion to the revenue volume of the respective segments. Assets are not allocated to operating segments for internal reporting purposes. Selected financial information for each segment as of and for the years ended June 30, 2001, 2000, and 1999, is presented below.

                                                                 2001
                                                       -------------------------
                                                        Total Net    Operating
                   Operating Segments                   Revenues   Income (Loss)
                   ------------------                  ----------- -------------
   Civil.............................................. $ 8,438,804  $   728,405
   Landcadd...........................................   2,222,294       (1,885)
   SMI................................................   4,065,009     (408,866)
   BD&C...............................................   1,581,332     (364,527)
   Structural.........................................     635,538      (45,179)
   Corporate..........................................      16,462   (1,249,014)
                                                       -----------  -----------
     Total............................................ $16,959,439  $(1,341,066)
                                                       ===========  ===========

                                                                 2000
                                                       -------------------------
                                                        Total Net    Operating
                   Operating Segments                   Revenues   Income (Loss)
                   ------------------                  ----------- -------------
   Civil.............................................. $ 9,310,824  $   470,329
   Landcadd...........................................   2,167,782     (159,646)
   SMI................................................   3,158,743      100,866
   BD&C...............................................   2,148,917     (538,640)
   Structural.........................................     818,486      (95,651)
   Corporate..........................................      97,111     (282,764)
                                                       -----------  -----------
     Total............................................ $17,701,863  $  (505,506)
                                                       ===========  ===========

                                                                 1999
                                                       -------------------------
                                                        Total Net    Operating
                   Operating Segments                   Revenues   Income (Loss)
                   ------------------                  ----------- -------------
   Civil.............................................. $ 9,859,741  $ 2,331,754
   Landcadd...........................................   1,902,491       74,151
   BD&C...............................................   1,508,443     (368,431)
   Structural.........................................     920,388     (207,585)
   Corporate..........................................     368,442       11,647
                                                       -----------  -----------
     Total............................................ $14,559,505  $ 1,841,536
                                                       ===========  ===========

   Net revenues consisted of the following for the years ended June 30:

                                                2001        2000        1999
                                             ----------- ----------- -----------
   Domestic................................. $15,876,314 $16,452,691 $13,783,659
   Export--Canada...........................     454,485     439,569     301,578
   Export--other............................     628,640     809,603     474,268
                                             ----------- ----------- -----------
                                             $16,959,439 $17,701,863 $14,559,505
                                             =========== =========== ===========

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

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

   The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for its Plan. Accordingly, no compensation cost has been recognized in the statements of operations for the Plan for 2001, 2000, and 1999. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, Accounting for Stock Based Compensation, net income (loss) and income (loss) per share would have been as follows:

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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

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

   The following table summarizes information about stock options outstanding at June 30, 2001:

                                                                    Options
                                         Options Outstanding      Exercisable
                                       ------------------------ ----------------
                                                                        Weighted
                                               Weighted Average         Average
                                                  Remaining             Exercise
Exercise Price Range                   Number  Contractual Life Number   Price
--------------------                   ------- ---------------- ------- --------
$3.09 to $6.13........................ 566,117    7.79 years    186,965  $ 4.14
$7.72 to $8.09........................  93,742    7.23 years     16,574    7.92
$9.38 to $13.00.......................  45,526    4.00 years     45,526   12.64
$17.50 to $20.88......................  24,663    4.41 years     24,663   18.31
                                       -------                  -------
                                       730,048                  273,728
                                       =======                  =======

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

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


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

13. MERGER AGREEMENT

   Effective July 12, 2001, the Company entered into an Agreement and Plan of Merger (Agreement) with JB Acquisition LLC (Buyer), an entity formed by John Biver, a former Vice President, and current director of the Company, that contemplates the acquisition of all of the outstanding shares of common stock of the Company not owned by Mr. Biver at a price of $6.40 per share. All stockholders of the Company other than Rodney Blum (the Company's former President and Chief Executive Officer and a current director) and Dennis George (the Company's Vice President--Finance and Chief Financial Officer and a current director) would, under the proposal, receive the $6.40 per share consideration, in cash, for all of their shares. Mr. Blum and Mr. George would receive the $6.40 per share consideration, in cash, for all of their shares except, with respect to 78,125 shares and 39,062 shares held by Mr. Blum and Mr. George, respectively, they would receive a 7 year subordinated promissory note from the surviving corporation in the principal amount of $6.40 per related share acquired. The Agreement contemplates that Mr. Blum would be required to purchase from the surviving entity in the merger the operating assets of the Company's Building Design and Construction Division and Structural Division for a cash purchase price of approximately $1.1 million.

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

                                          Eagle Point Software Corporation

                                                  /s/ Dennis J. George
                                          By: _________________________________
                                                      Dennis J. George
                                              Vice President, Chief Financial
                                              Officer, Secretary and Treasurer

Date: October 19, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 19th day of October 2001.

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

          10.7*      -- Asset Purchase Agreement between the Company and
                       LANDCADD, Inc., dated January 1, 1995.

 (degrees)10.8****   -- Employment Agreement with Rodney L. Blum.

 (degrees)10.9****   -- Employment Agreement with Dennis J. George.

 (degrees)10.10****  -- Employment Agreement with John F. Biver.

 (degrees)10.11+++++ -- Employment Agreement with Edward T. Graham.

 (degrees)10.12+++++ -- Employment Agreement with Randy K. Ambrosy.

 (degrees)10.13+++++ -- Employment Agreement with Brent A. Straka.

 (degrees)10.14+++++ -- First Amendment to Employment Agreement with Dennis J.
                       George.

 (degrees)10.15+++++ -- First Amendment to Employment Agreement with Edward T.
                       Graham.

 (degrees)10.16+++++ -- First Amendment to Employment Agreement with Randy K.
                       Ambrosy.

 (degrees)10.17+++++ -- First Amendment to Employment Agreement with Brent A.
                       Straka.

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

          10.22***** -- Asset Purchase Agreement between the Company and
                       Computer Integrated Building Corporation dated July 29,
                       1996.

          10.23+     -- Asset Purchase Agreement between the Company and
                       Surveyors Module International, LLC, dated December 1,
                       1999.

 (degrees)10.24++    -- Eagle Point Software Corporation 1999 Stock Option
                       Plan.

    Exhibit No.                            Description
    -----------                            -----------
 (degrees)10.25+++  -- Amended and restated Eagle Point Software Corporation
                      1995 Employee Stock Purchase Plan.

          11.1+++++ -- Statement re: computation of per share earnings.

          21.1+++++ -- Subsidiaries.

          23.1#     -- Consent of Deloitte & Touche LLP.

          23.2+++++ -- Independent Auditors' Report on Schedule.

          99.1++++  -- Asset Purchase Agreement by and among JB Acquisitions
                      LLC, Talon Acquisition Corp. and Digital Canal
                      Corporation, dated July 12, 2001.

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91950).
** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96914).
*** Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-96918).
****   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K.
***** Incorporated by reference from the Company's 1996 Annual Report on Form 10-K.
****** Incorporated by reference from the Company's Quarterly Report on Form
       10-Q for the period ended December 31, 1998.
+ Incorporated by reference from the Company's report on Form 8-K filed December 13, 1999.
++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32708).
+++ Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32712).
++++ Incorporated by reference from the Company's report on Form 8-K filed July 16, 2001.
+++++ Incorporated by reference from the Company's 2001 Annual Report on Form 10-K.
#Filed herewith.
(degrees)Indicates management contract or compensatory plan or arrangement.