Form 10-Q
period 2001-09-30
EAGLE POINT SOFTWARE CORP
filed 2001-11-14
CIK 945066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

   Common Stock, par value $.01 per share, outstanding as of November 10, 2001:
4,632,329 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Eagle Point Software Corporation

                                   Form 10-Q
                   For the quarter ended September 30, 2001
                                     Index

PART I. Financial Information
-----------------------------
                                                                                             Page
                                                                                             ----

   Item 1.  Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets--September 30, 2001 and June 30, 2001...............   3

            Consolidated Statements of Operations--for the three months, ended September 30,
            2001 and 2000...................................................................   5

            Consolidated Statements of Cash Flows--for the three months ended September 30,
            2001 and 2000...................................................................   6

            Notes to Consolidated Financial Statements......................................   7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................   8

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......................  10

PART II. Other Information
--------------------------

   Item 1.  Legal Proceedings...............................................................  11

   Item 2.  Changes in Securities and Use of Proceeds.......................................  11

   Item 3.  Defaults Upon Senior Securities.................................................  11

   Item 4.  Submission of Matters to a Vote of Security Holders.............................  11

   Item 5.  Other Information...............................................................  11

   Item 6.  Exhibits and Reports on Form 8-K................................................  11

SIGNATURES..................................................................................  12

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                     September 30,  June 30,
                                                                         2001         2001
                                                                     ------------- -----------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................  $ 7,911,095  $ 5,758,695
   Short-term investments...........................................    6,011,168    8,016,020
   Accounts receivable (net of allowances of $202,120 and $196,671,
     respectively)..................................................    1,912,686    2,327,817
   Interest receivable..............................................      160,877      192,322
   Deferred income taxes............................................       41,496       41,496
   Inventories......................................................      974,500    1,124,204
   Income taxes receivable..........................................      158,508      140,801
   Prepaid expenses and other assets................................      430,756      197,874
                                                                      -----------  -----------
       Total current assets.........................................  $17,601,086  $17,799,229
PROPERTY & EQUIPMENT, NET...........................................    5,408,497    5,561,535
SOFTWARE DEVELOPMENT COSTS (net of accumulated amortization of
  $852,731 and $749,733 respectively)...............................      511,950      610,675
GOODWILL (net of accumulated amortization of $227,036 and $186,216,
  respectively).....................................................      712,186      753,006
DEFERRED INCOME TAXES...............................................      753,095      753,095
                                                                      -----------  -----------
TOTAL ASSETS........................................................  $24,986,814  $25,477,540
                                                                      ===========  ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt................................  $            $    27,914
   Accounts payable.................................................      165,189      216,819
   Accrued expenses.................................................      616,463      876,898
   Deferred revenues................................................    2,683,360    2,854,224
                                                                      -----------  -----------
       Total current liabilities....................................  $ 3,465,012  $ 3,975,855
DEFERRED REVENUES...................................................      137,120      151,609
                                                                      -----------  -----------
       Total liabilities............................................  $ 3,602,132  $ 4,127,464

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                 September 30,  June 30,
                                                                                     2001         2001
                                                                                 ------------- -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued at
  September 30, 2001 and June 30, 2001..........................................
Common stock, $.01 par value; 20,000,000 shares authorized, 4,941,730
  shares issued at September 30, 2001 and June 30, 2001.........................       49,417       49,417
Additional paid-in capital......................................................   17,624,290   17,624,290
Retained earnings...............................................................    5,036,569    5,057,704
                                                                                  -----------  -----------
                                                                                   22,710,276   22,731,411
Treasury stock, at cost; 309,401 shares at September 30, 2001 and 322,673 shares
  at June 30, 2001..............................................................   (1,325,594)  (1,381,335)
                                                                                  -----------  -----------
       Total stockholders' equity...............................................  $21,384,682  $21,350,076
                                                                                  -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $24,986,814  $25,477,540
                                                                                  ===========  ===========




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
Net revenues
   Product sales................................... $2,146,158  $2,579,184
   Training and support............................  1,448,638   1,322,037
                                                    ----------  ----------
       Total net revenues..........................  3,594,796   3,901,221
                                                    ----------  ----------
Cost of revenues
   Product sales...................................    742,023   1,139,550
   Training and support............................    133,452      98,774
                                                    ----------  ----------
       Total cost of revenues......................    875,475   1,238,324
                                                    ----------  ----------
Gross profit.......................................  2,719,321   2,662,897
                                                    ----------  ----------
Operating expenses:
   Selling and marketing...........................  1,440,234   1,304,135
   Research and development........................    822,292     932,034
   General and administrative......................    681,211     753,928
                                                    ----------  ----------
       Total operating expenses....................  2,943,737   2,990,097
                                                    ----------  ----------
Operating loss from continuing operations..........   (224,416)   (327,200)
Other income:
   Interest income, net of expense.................    148,476     215,335
   Other income....................................     49,680      21,299
                                                    ----------  ----------
Loss from continuing operations before income taxes    (26,260)    (90,566)
Income tax benefit.................................     (5,125)    (27,918)
                                                    ----------  ----------
Net loss........................................... $  (21,135) $  (62,648)
                                                    ==========  ==========
Average shares outstanding--basic..................  4,632,329   4,857,709
                                                    ==========  ==========
Basic loss per share............................... $    (0.00) $    (0.01)
                                                    ==========  ==========
Average shares outstanding--diluted................  4,632,329   4,857,709
                                                    ==========  ==========
Diluted loss per share............................. $    (0.00) $    (0.01)
                                                    ==========  ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                EAGLE POINT SOFTWARE CORPORATION AND SUBSIDIARY

                     STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                     2001        2000
                                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................... $  (21,135) $  (62,648)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization...............................................    267,292     297,738
     Amortization of software development costs..................................    102,998     159,146
   Changes in assets and liabilities:
     Accounts receivable.........................................................    415,131     753,165
     Interest receivable.........................................................     31,445    (169,266)
     Income taxes payable/receivable.............................................    (17,707)    (32,095)
     Inventories.................................................................    149,704    (358,211)
     Prepaid expenses and other assets...........................................   (232,882)   (101,237)
     Accounts payable............................................................    (51,630)     62,934
     Deferred revenues...........................................................   (185,353)   (425,925)
     Accrued expenses............................................................   (260,435)   (362,259)
     Other.......................................................................                 (2,767)
                                                                                  ----------  ----------
          Net cash provided by (used in) operating activities....................    197,428    (241,425)
                                                                                  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net......................................    (73,434)   (110,050)
   Purchases of software.........................................................     (4,273)
   Proceeds from maturities of investments.......................................  2,004,852
                                                                                  ----------  ----------
          Net cash provided by (used in) investing activities....................  1,927,145    (110,050)
                                                                                  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt....................................................    (27,914)     (3,914)
   Purchases of treasury stock...................................................                 (9,004)
   Proceeds from issuance of treasury stock......................................     55,741      47,019
                                                                                  ----------  ----------
          Net cash provided by financing activities..............................     27,827      34,101
                                                                                  ----------  ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........................................  2,152,400    (317,374)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................  5,758,695   3,161,045
                                                                                  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................... $7,911,095  $2,843,671
                                                                                  ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
       Interest.................................................................. $       --  $       59
                                                                                  ==========  ==========
       Income taxes.............................................................. $    2,229  $    4,176
                                                                                  ==========  ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001

1. Interim Financial Statements

   The accompanying consolidated financial statements of Eagle Point Software Corporation and its subsidiary (collectively the "Company" or "Eagle Point") are unaudited. In the opinion of the Company's management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 2001 and June 30, 2001, and the results of operations and cash flows for the three-month periods ended September 30, 2001 and 2000.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the Company's annual report on Form 10-K/A for the year ended June 30, 2001.

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

3. Segment Information

   The Company's operating results have been aggregated into six reportable segments: the Civil Segement; the Landcadd Segment; the SMI Segment; the Building Design & Construction (BD&C) Segment; the Structural Segment and the Corporate Segment. Performance of the segments is evaluated based on operating income before other income and income taxes.

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

   The Building, Design & Construction (BD&C) segment derives its revenues from the sales of its products and services to architects, home builders, and designers of homes and buildings for their use in the design of homes and buildings, the creation of construction documents and estimated building costs.

   The Structural segment derives its revenues from the sales of its products and services to structural engineers, architects and other building professionals for their use in the structural analysis and design of structures for a variety of construction materials.

   The Corporate segment includes various sales of miscellaneous products and contract services that are unrelated to the other business segments as well as unallocated costs.

   Each of the Civil, Landcadd, BD&C, Structural and Corporate segments primarily distribute and sell their products and services directly to end-users. The SMI segment distributes and sells its products and services both through authorized dealers and directly to end-users.

   Because of integrated facilities and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment data. These allocations are primarily in proportion to the revenue volume of the respective segments. Assets are not allocated to operating segments for internal reporting purposes. Selected financial information for each segment for the three months ended September 30, 2001 and 2000 is presented below.

                      Three Months ended
                        Sept. 30, 2001
                   -----------------------
                   Total Net    Operating
Operating Segments Revenues   Income (Loss)
------------------ ---------- -------------
    Civil......... $1,900,895   $ 150,292
    Landcadd......    477,102     (51,846)
    SMI...........    724,656    (179,830)
    BD&C..........    345,116     (94,769)
    Structural....    143,986     (18,552)
    Corporate.....      3,041     (29,711)
                   ----------   ---------
      Total....... $3,594,796   $(224,416)
                   ==========   =========

                      Three Months ended
                        Sept. 30, 2000
                   -----------------------
                   Total Net    Operating
Operating Segments Revenues   Income (Loss)
------------------ ---------- -------------
    Civil......... $2,008,050   $  80,544
    Landcadd......    402,149    (112,410)
    SMI...........    943,165    (130,611)
    BD&C..........    386,679    (124,070)
    Structural....    158,643     (12,514)
    Corporate.....      2,535     (28,139)
                   ----------   ---------
      Total....... $3,901,221   $(327,200)
                   ==========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          FORWARD LOOKING INFORMATION

   This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements may involve risks and uncertainties, which could cause actual results to differ from those, which may be projected herein. These as well as other risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including this report on Form 10-Q for the quarter ended September 30, 2001 and the Company's report on Form 10-K/A for the year ended June 30, 2001.

Results of Operations

   Net revenues decreased $306,000 or 7.9% to $3.59 million for the three months ended September 30, 2001 (the "2001 Period"), from $3.9 million for the three months ended September 30, 2000 (the "2000 Period"). The Company experienced a decrease in product sales and an increase in training and support revenues. Product sales decreased $433,000 or 16.8% to $2.15 million in the 2001 Period from $2.58 million for the 2000 Period. Each of the Company's business segments except one experienced a decrease in product sales primarily attributable to an overall weakened economy resulting in soft market conditions which led to lower demand for the Company's products. In terms of product sales for the 2001 Period versus the 2000 Period, the Civil Segment decreased 25.6%, the SMI Segment decreased 23.4%, the Structural Segment decreased 13.7% and the BD&C Segment decreased 9.9%, while the Landcadd Segment increased 20.8%. In spite of soft market conditions, training and support revenues increased $127,000 or 9.6% to $1.44 million in the 2001 Period from $1.32 million in the 2000 Period. Each of the Company's business segments except one experienced an increase in training and support revenues primarily attributable to new products and product upgrades in the previous and current fiscal years, as well as a continued emphasis by the Company on selling support and maintenance programs to its client base. In terms of training and support revenue for the 2001 Period versus the 2000 Period, the Civil Segment increased by 11.3%, the Landcadd Segment increased by 11.4%, the Structural Segment increased by 9.2% and the SMI Segment increased by 0.6%, while the BD&C Segment decreased by 13.9%.

   Gross profit increased $56,000 or 2.1% to $2.72 million in the 2001 Period from $2.66 million in the 2000 Period. Gross profit as a percentage of net revenues increased to 75.6% in the 2001 Period from 68.3% in the 2000 Period. Overall gross profit increased while revenues decreased primarily due to a shift in the sales mix with training and support revenues, which carry higher gross margins, representing 40.3% of total revenue for the 2001 Period, an increase from 33.9% of total revenues from the 2000 Period. Gross profit as a percentage of revenues relating to product sales increased to 65.4% in the 2001 Period from 55.8% in the 2000 Period. These increases are also attributable to a shift in the sales mix within this segment. Resales of third party products, which have lower gross profit margins than sales of Eagle Point products, decreased to 16.5% of product sales in the 2001 Period from 25.7% in the 2000 Period due to market conditions described above. Gross profit as a percentage of corresponding net revenue relating to training and support decreased to 90.8% in the 2001 Period from 92.5% in the 2000 Period primarily due to higher training costs in the 2001 Period.

   Selling and marketing expenses increased $140,000 or 10.4% to $1.44 million from $1.30 million in the 2000 Period. As a percentage of net revenues, selling and marketing expenses increased to 40.1% in the 2001 Period from 33.4% in the 2000 Period. This increase is attributable to an increase in sales and marketing activities by the Company.

   Research and development expenses decreased $110,000 or 11.8% to $822,000 in the 2001 Period from $932,000 in the 2000 Period. As a percentage of net revenues, research and development costs decreased to 22.9% in the 2001 Period from 23.9% in the 2000 Period. The decrease is primarily attributable to lower personnel costs due to a reduction of approximately seven research and development positions from the 2000 Period. If current research and development staffing levels are maintained through fiscal year 2002, this would result in an approximate annual savings of $167,000 from fiscal year 2001. The reduction of research and development expenditures was discretionary and may or may not be continued throughout fiscal year 2002.

   General and administrative expenses decreased $73,000 or 9.6% to $681,000 in the 2001 Period from $754,000 in the 2000 Period. As a percentage of net revenues, general and administrative expenses decreased to 18.9% in the 2001 Period from 19.3% in the 2000 Period. The decrease is primarily attributable to reduced overhead and depreciation costs as well as approximately $34,000 in savings from the vacant CEO position.

   The operating loss improved by $103,000 to an operating loss of $224,000 for the 2001 Period from and operating loss of $327,000 in the 2000 Period, and as percentage of net revenues the operating loss improved to -6.2% in the 2001 Period from -8.4% in the 2000 Period as a result of the factors described above.

   Interest income decreased $67,000 to $148,000 in the 2001 Period from $215,000 in the 2000 Period primarily due to a significant reduction in interest rates. Other income increased $28,000 to $49,000 in the 2001 Period from $21,000 in the 2000 Period.

Liquidity and Capital Resources

   The Company's financial position remains strong, with working capital of $14.1 million and no long-term debt. Cash plus short-term investments aggregated approximately $13.9 million at September 30, 2001. The Company also has available a $2.0 million unsecured line of credit from its principal bank. At September 30, 2001, the Company had no borrowings outstanding under this line of credit.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

   Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 2002. The Company has experienced only insignificant gains or losses on foreign currency transactions since substantially all of its international sales to date have been billed in U.S. dollars. As the Company continues to expand its international operations, it may begin billing in foreign currencies, which would increase the Company's exposure to gains and losses on foreign currency transactions. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts if deemed appropriate at that time. To date, the Company has not entered into any interest rate, currency or other market risk hedging instruments.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      The following exhibit is filed herewith.

       Exhibit
         No.                          Description
       -------                        -----------
        11.1.. Statement Regarding Computation of Net Earnings Per Share

      (b) Reports on Form 8-K:

       Form 8-K filed on July 16, 2001 relating to the Company entering into a Agreement and Plan of Merger with JB Acquisitions LLC and Talon Acquisition Corp., a wholly owned subsidiary of JB Acquisitions, on July 12, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                          EAGLE POINT SOFTWARE CORPORATION
                                          --------------------------------------
                                                      (Registrant)

                                          BY:
                                                    /S/ DENNIS J. GEORGE
                                             -----------------------------------
                                             Dennis J. George
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (As a duly authorized officer on
                                             behalf of the Registrant and as
                                             Principal Financial and Accounting
                                             Officer)

Date: November 14, 2001

                                 EXHIBIT INDEX

Exhibit
  No.                          Description
-------                        -----------

 11.1   Statement Regarding Computation of Net Earnings Per Share