Form 10-K/A
period 2001-06-30
EAGLE POINT SOFTWARE CORP
filed 2001-11-20
CIK 945066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A NO. 2

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

   The Company is organized and currently operates in six different business segments as a result of these various acquisitions discussed above as well as internal product developments. The business segments include:

   Civil Segment. This segment sells its products and services to civil engineers and land surveyors for their use in gathering surveying data and utilizing that data in the design and analysis of civil engineering and other land development projects. The products and services are primarily sold and distributed directly to end-users and the primary products sold in this segment are from the civil engineering/surveying and hydrology/hydraulics product lines. See "Products--Civil Engineering/Surveying" and "Products-- Hydrology/Hydraulics."

   Landcadd Segment. This segment sells its products and services to landscape architects, landscape contractors, nurseries, and government planners for their use in designing, analyzing and developing plans for plantings, park layouts, green zones and irrigation systems. The products and services are primarily sold and distributed directly to end-users and the primary products sold in this segment are from the landscape architecture product line. See "Products-- Landscape Architecture."

   SMI Segment. This segment sells its products and services to land surveyors, civil engineers and construction professionals for their use in gathering data in the field to allow for analysis of legal boundaries, topographic data and to perform construction staking. The products and services are sold and distributed both through authorized dealers and directly to end-users and the primary products sold in this segment are from the mobile field data collection and stake out product line. See "Products--Mobile Field Data Collection and Stake Out." This segment also resells third party field data collection hardware units along with its own software products.

   Building Design & Construction (BD&C) Segment. This Segment sells its products and services to architects, home builders, and designers of homes and buildings for their use in the design of homes and buildings, the creation of construction documents and estimated building costs. The products and services are primarily sold and distributed directly to end-users and the primary products sold in this segment are from the building design and construction product line. See "Products--Building Design and Construction."

   Structural Segment. This segment sells its products and services to structural engineers, architects and other building professionals for their use in the structural analysis and design of structures for a variety of construction materials. The products and services are primarily sold and distributed directly to end-users and the primary products sold in this segment are from the structural engineering product line. See "Products--Structural Engineering."

   Corporate Segment. This segment sells miscellaneous products and contract services that are unrelated to the other business segments. The products and services are primarily sold and distributed directly to end-users.

   Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2001, management determined that the Company should have disaggregated the disclosures for its Civil, Landcadd, SMI, BD&C, Structural and Corporate operating segments. Previously, such disclosures had been aggregated and disclosed by product line as software and training and support. As a result, the following information pertaining to the Company's operating segments has been restated to present such segment disclosures on a disaggregated basis:

Total Net Revenues for Fiscal Year 2001

                                      Three Months ended
                         -----------------------------------------------
Operating Segments        Sept. 30     Dec. 31     Mar. 31     June 30       Year
------------------       ----------  -----------  ----------  ----------  -----------
Civil................... $2,008,050  $ 2,133,526  $2,395,977  $1,901,251  $ 8,438,804
Landcadd................    402,149      587,325     768,153     464,667    2,222,294
SMI.....................    943,165      976,407   1,134,720   1,010,717    4,065,009
BD&C....................    386,679      356,683     507,789     330,181    1,581,332
Structural..............    158,643      164,150     157,501     155,244      635,538
Corporate...............      2,535        2,792       7,772       3,363       16,462
                         ----------  -----------  ----------  ----------  -----------
Total................... $3,901,221  $ 4,220,883  $4,971,912  $3,865,423  $16,959,439
                         ==========  ===========  ==========  ==========  ===========

Operating Income (Loss) for Fiscal Year 2001

                                      Three Months ended
                         -----------------------------------------------
Operating Segments        Sept. 30     Dec. 31     Mar. 31     June 30       Year
------------------       ----------  -----------  ----------  ----------  -----------
Civil................... $   80,544  $   155,267  $  413,814  $   78,780  $   728,405
Landcadd................   (112,410)      39,063     126,391     (54,929)      (1,885)
SMI.....................   (130,611)    (150,467)     (3,371)   (124,417)    (408,866)
BD&C....................   (124,070)     (99,524)    (34,501)   (106,432)    (364,527)
Structural..............    (12,514)      (9,114)    (11,967)    (11,584)     (45,179)
Corporate...............    (28,139)  (1,158,446)    (29,944)    (32,485)  (1,249,014)
                         ----------  -----------  ----------  ----------  -----------
Total................... $ (327,200) $(1,223,221) $  460,422  $ (251,067) $(1,341,066)
                         ==========  ===========  ==========  ==========  ===========

Total Net Revenues for Fiscal Year 2000

                                Three Months ended
                    ----------------------------------------------
Operating Segments   Sept. 30    Dec. 31     Mar. 31     June 30       Year
------------------  ----------  ----------  ----------  ----------  -----------
Civil.............  $2,136,932  $2,436,845  $2,557,738  $2,179,309  $ 9,310,824
Landcadd..........     471,953     530,414     664,762     500,653    2,167,782
SMI...............         --      582,365   1,200,793   1,375,585    3,158,743
BD&C..............     537,005     544,202     624,711     442,999    2,148,917
Structural........     269,796     232,491     194,754     121,445      818,486
Corporate.........      55,439      33,528       8,144         --        97,111
                    ----------  ----------  ----------  ----------  -----------
Total.............  $3,471,125  $4,359,845  $5,250,902  $4,619,991  $17,701,863
                    ==========  ==========  ==========  ==========  ===========

Operating Income (Loss) for Fiscal Year 2000

                                Three Months ended
                    ----------------------------------------------
Operating Segments   Sept. 30    Dec. 31     Mar. 31     June 30       Year
------------------  ----------  ----------  ----------  ----------  -----------
Civil.............  $  177,074  $  328,539  $   64,323  $  (99,607) $   470,329
Landcadd..........       9,388     (14,404)    (36,956)   (117,674)    (159,646)
SMI...............         --      184,590     (49,849)    (33,875)     100,866
BD&C..............     (43,711)   (154,359)   (133,667)   (206,903)    (538,640)
Structural........      15,860     (21,078)    (12,271)    (78,162)     (95,651)
Corporate.........       1,179    (259,258)     (4,869)    (19,816)    (282,764)
                    ----------  ----------  ----------  ----------  -----------
Total.............  $  159,790  $   64,030  $ (173,289) $ (556,037) $  (505,506)
                    ==========  ==========  ==========  ==========  ===========

Total Net Revenues for Fiscal Year 1999

                                Three Months ended
                    ----------------------------------------------
Operating Segments   Sept. 30    Dec. 31     Mar. 31     June 30       Year
------------------  ----------  ----------  ----------  ----------  -----------
Civil.............  $2,540,148  $2,655,187  $2,271,335  $2,393,071  $ 9,859,741
Landcadd..........     509,937     415,286     546,567     430,701    1,902,491
BD&C..............     221,628     343,519     458,196     485,100    1,508,443
Structural........     247,362     184,737     244,527     243,762      920,388
Corporate.........     122,628      91,045      84,443      70,326      368,442
                    ----------  ----------  ----------  ----------  -----------
Total.............  $3,641,703  $3,689,774  $3,605,068  $3,622,960  $14,559,505
                    ==========  ==========  ==========  ==========  ===========

Operating Income (Loss) for Fiscal Year 1999

                                Three Months ended
                    ----------------------------------------------
Operating Segments   Sept. 30    Dec. 31     Mar. 31     June 30       Year
------------------  ----------  ----------  ----------  ----------  -----------
Civil.............  $  716,852  $  756,538  $  506,962  $  351,402  $ 2,331,754
Landcadd..........      85,175     (88,185)     83,080      (5,919)      74,151
BD&C..............    (220,818)    (71,122)    (90,990)     14,499     (368,431)
Structural........     (67,791)    (78,872)    (17,966)    (42,956)    (207,585)
Corporate.........     (12,313)     10,328       6,278       7,354       11,647
                    ----------  ----------  ----------  ----------  -----------
Total.............  $  501,105  $  528,687  $  487,364  $  324,380  $ 1,841,536
                    ==========  ==========  ==========  ==========  ===========

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

                                          Eagle Point Software Corporation

                                                  /s/ Dennis J. George
                                          By: _________________________________
                                                      Dennis J. George
                                              Vice President, Chief Financial
                                              Officer, Secretary and Treasurer

Date: November 20, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 20th day of November 2001.

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